Form 10-Q
period 1995-09-30
COMPUTER TELEPHONE CORP
filed 1995-10-31
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter ended September 30, 1995.

Commission File Number 0-13627.

                            COMPUTER TELEPHONE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-2731202
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

360 Second Avenue, Waltham, Massachusetts                                  02154
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (617) 466-8080
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                      -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of October 24, 1995, 9,436,334 shares of $.01 par value Common Stock were outstanding.

                            COMPUTER TELEPHONE CORP.
                                    FORM 10-Q
                                      INDEX

Part I            FINANCIAL STATEMENTS                                                           PAGE NO.

         Item 1.           Financial Statements

                           Condensed Balance Sheets
                           as of September 30 and March 31, 1995                                    3

                           Condensed Statements of Income
                           Three Months Ended September 30, 1995 and 1994                           4

                           Condensed Statements of Income
                           Six Months Ended September 30, 1995 and 1994                             5

                           Condensed Statements of Cash Flows
                           Six Months Ended September 30, 1995 and 1994                             6

                           Notes to Condensed Financial Statements                                  7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            8-10

Part II  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                        Inapplicable

         Item 2.           Changes in Securities                                                    Inapplicable

         Item 3.           Default Upon Senior Securities                                           Inapplicable

         Item 4.           Submission of Matters to a
                           Vote of Security Holders                                                 Inapplicable

         Item 5.           Other Information                                                        Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

                           (11)     Statements Regarding Computation
                                    of Per Share Earnings
                                    Three Months and Six Months ended
                                    September 30, 1995 and 1994                                     11

The Company did not file any reports on Form 8-K during the six months ended September 30, 1995.

                             COMPUTER TELEPHONE CORP
                            CONDENSED BALANCE SHEETS





                                                                                September 30,            March 31,
                                                                                    1995                   1995
                                                                                -------------            ---------
ASSETS

Current Assets

Cash and cash equivalents                                                       $  3,321,183         $   2,390,546
Accounts receivable, net                                                           5,167,674             3,639,220
Inventories                                                                           26,471                36,512
Prepaid expenses and other current assets                                            418,075               353,381
                                                                                -------------        -------------
        Total Current Assets                                                        8,933,403            6,419,659

Furniture, Fixtures and Equipment                                                   5,603,119            5,287,289
Less accumulated depreciation                                                      (4,448,417)          (4,162,417)
                                                                                -------------        --------------
        Total Equipment                                                             1,154,702            1,124,872

Deferred tax asset                                                                    153,000              153,000
Other Assets                                                                           25,885               28,285
                                                                                -------------        -------------
        Total Assets                                                            $  10,266,990        $   7,725,816
                                                                                =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                                           $     815,539        $     456,094
Accrued salaries and related taxes                                                  2,179,533            1,445,937
Accrued income taxes                                                                   40,219              281,569
Deferred revenue                                                                            0                4,209
Customer deposits                                                                      12,412               12,412
                                                                                -------------        -------------
        Total Current Liabilities                                                   3,047,703            2,200,221

Stockholders' Equity

Common stock                                                                           47,246               31,244
Additional paid in capital                                                          4,888,082            4,871,302
Retained-earnings                                                                   2,433,644              796,734
                                                                                -------------        -------------
                                                                                    7,368,972            5,699,280
Amounts due from stockholders                                                        (135,825)            (159,825)
Less treasury stock, at cost                                                          (13,860)             (13,860)
                                                                                -------------        -------------
        Total Stockholders' Equity                                                  7,219,287            5,525,595
                                                                                -------------        -------------

        Total Liabilities and
        Stockholders' Equity                                                    $  10,266,990        $    7,725,816
                                                                                =============        ==============




The accompanying notes are an integral part of these financial statements.

                             COMPUTER TELEPHONE CORP
                         CONDENSED STATEMENTS OF INCOME




                                                                                          Three Months Ended

                                                                                 September 30,         September 30,
                                                                                      1995                  1994
                                                                                 -------------         -------------

Revenue
     Network service commission income                                           $   6,774,329         $   4,649,927
     Long distance usage income                                                      1,296,139               747,550
                                                                                 -------------         -------------
                                                                                     8,070,468             5,397,477

Costs and expenses
     Cost of long distance network                                                     994,229               572,547
     Selling, general and administrative expenses                                    5,526,344             4,324,431
                                                                                 -------------         -------------
                                                                                     6,520,573             4,896,978
                                                                                 -------------         -------------
Income from operations                                                               1,549,895               500,499

Other
     Interest income                                                                    35,548                 3,765
     Interest expense                                                                     (569)               (1,382)
     Other                                                                               9,126                 3,086
                                                                               ---------------         -------------
                                                                                        44,105                 5,469
                                                                               ---------------         -------------
Income before income taxes                                                           1,594,000               505,968

Provision for income taxes                                                             645,500               173,000
                                                                                --------------         -------------

Net income                                                                      $      948,500         $     332,968
                                                                                ==============         =============

Net income per common share
     Primary                                                                    $         0.18         $        0.08
                                                                                ==============         =============
     Fully diluted                                                              $         0.18         $        0.08
                                                                                ==============         =============

Weighted average number of common shares
     Primary                                                                         5,260,535             4,240,223
                                                                                ==============         =============
     Fully diluted                                                                   5,287,773             4,291,852
                                                                                ==============         =============


The accompanying notes are an integral part of these financial statements.

                             COMPUTER TELEPHONE CORP
                         CONDENSED STATEMENTS OF INCOME



                                                                                          Six Months Ended

                                                                             September 30,             September 30,
                                                                                 1995                       1994
                                                                             -------------             -------------

Revenue
     Network service commission income                                       $  12,441,755             $   8,522,167
     Long distance usage income                                                  2,344,715                 1,294,016
                                                                             -------------             -------------
                                                                                14,786,470                 9,816,183

Costs and expenses
     Cost of long distance network                                               1,816,191                 1,021,847
     Selling, general and administrative expenses                               10,299,801                 8,098,818
                                                                                12,115,992                 9,120,665
                                                                             -------------             -------------
Income from operations                                                           2,670,478                   695,518

Other
     Interest income                                                                67,572                    23,261
     Interest expense                                                                 (569)                   (3,417)
     Other                                                                           9,119                     5,706
                                                                            --------------           ---------------
                                                                                    76,122                    25,550
                                                                            --------------           ---------------
Income before income taxes                                                       2,746,600                   721,068

Provision for income taxes                                                       1,108,850                   251,500
                                                                            --------------           ---------------

Net income                                                                  $    1,637,750           $       469,568
                                                                            ==============           ===============

Net income per common share
     Primary                                                                $         0.32           $          0.11
                                                                            ==============           ===============
     Fully diluted                                                          $         0.31           $          0.11
                                                                            ==============           ===============

Weighted average number of common shares
     Primary                                                                     5,197,785                 4,117,056
                                                                            ==============           ===============
     Fully diluted                                                               5,230,073                 4,216,695
                                                                            ==============           ===============


The accompanying notes are an integral part of these financial statements.

                             COMPUTER TELEPHONE CORP
                        CONDENSED STATEMENT OF CASH FLOWS





                                                                                        Six Months Ended

                                                                               September 30,       September 30,
                                                                                    1995                1994
                                                                               -------------       -------------
OPERATING ACTIVITIES

Net Income                                                                     $  1,637,750       $     469,568

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                      286,000             315,000

Changes in noncash working capital items:
  Accounts receivable                                                            (1,532,663)           (978,906)
  Inventories                                                                        10,041              (2,594)
  Other current assets                                                              (64,694)             59,864
  Income tax receivable                                                                   0              50,000
  Other assets                                                                        2,400            (250,473)
  Accounts payable                                                                  359,445             346,756
  Accrued liabilities                                                               733,596             140,068
  Accrued taxes                                                                    (241,350)            111,540
                                                                               ------------          ----------
Net cash provided by operating activities                                         1,190,525             260,823


INVESTING ACTIVITIES

Additions to equipment                                                             (315,830)           (429,499)
                                                                               ------------          ----------
Net cash used in investing activities                                              (315,830)           (429,499)

FINANCING ACTIVITIES

Proceeds from the issuance of common stock                                           56,782              13,992
Dividends Paid                                                                         (840)                  0
Repayment of capital lease obligations                                                    0              (6,973)
                                                                               ------------           ---------
Net cash used by financing activities                                                55,942               7,019

Increase (decrease) in cash                                                         930,637            (161,657)
Cash at beginning of year                                                         2,390,546           1,238,811
                                                                               ------------          ----------

Cash and cash equivalents
  at end of period                                                             $  3,321,183       $   1,077,154
                                                                               ============       =============



The accompanying notes are an integral part of these financial statements.

                            COMPUTER TELEPHONE CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:    BASIS OF PRESENTATION
The accompanying condensed financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the year ended March 31, 1995.

NOTE 2:    CASH DIVIDENDS
The Company has not paid cash dividends during the period presented.

NOTE 3:    COMMITMENTS AND CONTINGENCIES
The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.    COMMON STOCK TRANSACTIONS SUBSEQUENT TO
           JUNE 30, 1995
On July 5, 1995, the Computer Telephone Corp. Employee Stock Purchase Plan purchased 2,337 shares of Common Stock from the Company at $9.775 for the purchase period ended June 30, 1995.

On July 13,1995, the Board of Directors approved a 3-for-2 Stock Split payable to shareholders of Record on July 25, 1995. A total of 1,560,554 shares of common stock were issued in connection with the split.

On October 10, 1995, the Board of Directors approved a 2-for-1 Stock Split payable to shareholders of record on October 23, 1995. A total of 4,718,172 shares of common stock were issued in connection with the split.

Through October 23, 1995, 40,856 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.    NET INCOME PER SHARE
Net income per share is computed based on the weighted average number of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock shares result from the assumed exercise of common stock options using the treasury stock method.

Part I
      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

Results of Operations - Three months and six months ended September 30, 1995 as compared to the three months and six months ended September 30, 1994.

Total revenues for the second quarter of Fiscal 1996 increased 50% to approximately $8,070,000 as compared to approximately $5,397,000 for the same period of the preceding year (Fiscal 1995). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 46%, to approximately $6,774,000 for the three months ended September 30, 1995, as compared to approximately $4,650,000 for the second quarter of Fiscal 1995. Long distance usage income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance network, increased 73% to approximately $1,296,000 as compared to approximately $748,000 for the same period of the preceding Fiscal year.

Total revenues for the six month period ended September 30, 1995 increased 51% to approximately $14,786,000 as compared to approximately $9,816,000 for the same period of Fiscal 1995. Network service commission income increased 46% to approximately $12,442,000 as compared to $8,522,000 for the same period of the preceding fiscal year. For the six month period, the Company recognized long distance usage income of $2,345,000 as compared to $1,294,000 for the same period of Fiscal 1995, an increase of 81%.

These increases in revenues are primarily attributable to a growing base of customers in the Northeast, where the Company is paid a residual fee to actively manage a substantial group of customers on behalf of NYNEX-New England, NYNEX-New York, and Southern New England Telephone in Connecticut. This growth in the Company's customer relationships is directly attributable to the account executives added during the first six months of calendar 1995.

In addition, the Company has further developed its strategy of leveraging these relationships with additional product offerings, which primarily involve long distance products, but also include conference calling, broadcast fax, prepaid calling cards, and in early 1996, wireless communications with the GEOTEK product line.

Selling, general, and administrative expenses increased approximately 28% to $5,526,000 for the second quarter of Fiscal 1996 as compared to $4,324,000 for the second quarter of Fiscal 1995. For the six month period ended September 30,

1995, selling, general and administrative expenses increased approximately 27% to $10,300,000, as compared to $8,099,000 for the same period in the preceding Fiscal year. These increases are directly attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. As a percentage of revenues, these selling, general and administrative expenses were approximately 68% and 70% respectively, for the three and six month periods of Fiscal 1996, as compared to 80% and 83% respectively, for the corresponding periods of Fiscal 1995. These relative reductions reflect the continuing efforts by the Company to control operating expenses, as well as the financial impact of increasing sales opportunities to the same customer base.

Operating income for the second quarter of Fiscal 1996 increased to approximately $1,150,000, as compared to approximately $500,000 for the same period of Fiscal 1995. For the six months ended September 30, 1995, operating income increased to approximately $2,670,000 as compared to approximately $696,000 for the same six month period of Fiscal 1995. The Company estimates that it will utilize an effective tax rate of approximately 40% for the balance of Fiscal 1996.

On July 13, 1995, the Company announced a 3-for-2 stock split, effective as of July 25, 1995. On January 18, 1995, the Company declared a twenty-five percent stock dividend, effective as of March 1, 1995. All income per share an weighted average share information included in the accompanying financial statements have been restated to reflect these changes.

On October 10, 1995, the Company announced a 2-for-1 stock split, effective October 23, 1995. This brings the total of shares outstanding to 9,436,344.

The period ended September 30, 1995 marks the ninth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and offering additional products to these same customers, when combined with continuing efforts to control costs, should result in a continuation of this trend throughout the balance of Fiscal 1996.

Liquidity and Capital Resources

Working capital at September 30, 1995 amounted to approximately $5,886,000, as compared to $4,219,000 at March 31, 1995, an increase of 40%. Cash balances at September 30, 1995 totaled approximately $3,321,000, an increase of approximately $985,000 over the June 30, 1995 balance.

On April 28, 1995, the Company amended its revolving line of credit agreement with Fleet Bank, which is available under certain conditions, to provide for an increase in the credit line to $3,000,000 from $1,000,000 and to reduce the interest rate to the prime rate from prime plus one-half percent.

In addition, the Company entered into an agreement with Fleet Bank which provides up to $500,000 of term financing for capital expenditures at the prime rate of interest plus one percent.

The Company presently has no bank debt and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the foreseeable future.