Form 10-Q/A
period 1995-08-04
COMPUTER TELEPHONE CORP
filed 1995-11-14
CIK 764841

Form 10-C

Securities and Exchange Commission
Washington, DC 20549

Report by issuer of securities quoted on The Nasdaq Stock Market, filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 13a-17 or 15d-17 thereunder.

EXACT NAME OF ISSUER AS SPECIFIED IN CHARTER: Computer Telephone Corp. ADDRESS OF PRINCIPAL EXECUTIVE OFFICES: 360 Second Ave., Waltham MA 02171 ISSUER'S TELEPHONE NUMBER (INCLUDING AREA CODE:) (617) 466-8080


I. Change in Number of Shares Outstanding
Indicate any change (increase or decrease of five percent or more in the number of shares outstanding:

1.       Title of Security  Class I Common Stock

2.       Number of shares outstanding before the change  3,119,483

3. Number of shares outstanding after the change 5,377,092 (includes 465,245 shares attributable to unexercised stock options.

4.       Effective Date of change  July 25, 1995

5.       Method of change

Specify method (such as merger, acquisition exchange distribution, stock split, reverse split, acquisition of stock for treasury, etc.) Stock split Give brief description of transaction Three for two common stock split in which one share of Class I Common Stock will be issued for every two shares owned on the record date July 25, 1995)


II. Change in Name of Issuer

1.       Name prior to change

2.       Name after change

3.       Effective date of charter amendment changing name

4.       Date of shareholder approval of change, if required


         July 14, 1995     /s/ John D. Pittenger, Treasurer
--------------------------------------------------------------------------------
         DATE                       OFFICER'S SIGNATURE AND TITLE

Return to:        The NASDAQ Stock Market
                  Attn: 10C Form
                  80 Merritt Boulevard
                  Trumbull, CT 06611
                  (203) 375-9609

(C) October 1993, The Nasdaq Stock Market, Inc. All rights reserved. NASD and Nasdaq are registered service marks of the National Association of Securities Dealers, Inc. (NASD). The Nasdaq Stock Market is a service mark of NASD.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter ended June 30, 1995.

Commission File Number 0-13627.

                            COMPUTER TELEPHONE CORP.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-2731202
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

360 Second Avenue, Waltham, Massachusetts                                  02154
(Address of principal executive offices)                              (Zip Code)

                                 (617) 466-8080
               (Registrant's telephone number including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of July 26, 1995, 4,681,662 shares of Class I, $.01 par value, Common Stock were outstanding.

                            COMPUTER TELEPHONE CORP.
                                    FORM 10-Q
                                      INDEX


Part I            FINANCIAL STATEMENTS                                  PAGE NO.

         Item 1.  Financial Statements

                  Condensed Balance Sheets
                  as of June 30 and March 31, 1995                             3

                  Condensed Statements of Income
                  Three Months Ended June 30, 1995 and 1994                    4

                  Condensed Statements of Cash Flows
                  Three Months Ended June 30, 1995 and 1994                    5

                  Notes to Condensed Financial Statements                      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7-8

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

         Item 3.  Default Upon Senior Securities                    Inapplicable

         Item 4.  Submission of Matters to a
                  Vote of Security Holders                          Inapplicable

         Item 5.  Other Information                                 Inapplicable

         Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

                  (11)   Statements Regarding Computation
                         of Per Share Earnings
                         Three Months ended June 30, 1995 and 1994             9

The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                             COMPUTER TELEPHONE CORP
                            CONDENSED BALANCE SHEETS


                                                     June 30,               March 31,
                                                       1995                   1995
                                                     --------               ---------
ASSETS

Current Assets

Cash and cash equivalents                          $   2,336,243         $    2,390,546
Accounts receivable, net                               4,610,698              3,639,220
Inventories                                               32,087                 36,512
Prepaid expenses and other current assets                411,115                353,381
                                                   -------------         --------------
        Total Current Assets                           7,390,143              6,419,659

Furniture, Fixtures and Equipment                      5,386,903              5,287,289
Less accumulated depreciation                         (4,300,417)            (4,162,417)
                                                   -------------         --------------
        Total Equipment                                1,086,486              1,124,872

Deferred tax asset                                       153,000                153,000
Other Assets                                              27,085                 28,285
                                                   -------------         --------------
        Total Assets                               $   8,656,714          $   7,725,816
                                                   =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses              $     390,481          $      456,094
Accrued salaries and related taxes                     1,773,457               1,445,937
Accrued income taxes                                     265,519                 281,569
Deferred revenue                                               0                   4,209
Customer deposits                                         12,412                  12,412
                                                   -------------          --------------
        Total Current Liabilities                      2,441,869               2,200,221

Stockholders' Equity

Common stock                                              31,244                 31,244
Additional paid in capital                             4,871,302              4,871,302
Retained-earnings                                      1,485,984                796,734
                                                   -------------         --------------
                                                       6,388,530              5,699,280
Amounts due from stockholders                           (159,825)              (159,825)
Less treasury stock, at cost                             (13,860)               (13,860)
                                                   -------------         --------------
        Total Stockholders' Equity                     6,214,845              5,525,595
                                                   -------------         --------------

        Total Liabilities and
        Stockholders' Equity                       $   8,656,714         $    7,725,816
                                                   =============         ==============



The accompanying notes are an integral part of these financial statements.

                             COMPUTER TELEPHONE CORP
                         CONDENSED STATEMENTS OF INCOME


                                                             Three Months Ended

                                                       June 30,             June 30,
                                                         1995                 1994
                                                       --------              -------
 Revenue
     Network service commission income             $   5,667,426         $    3,872,239
     Long distance usage income                        1,048,576                546,466
                                                   -------------         --------------
                                                       6,716,002              4,418,705

Costs and expenses
     Cost of long distance network                       827,844                449,300
     Selling, general and administrative expenses      4,767,574              3,774,387
                                                   -------------         --------------
                                                       5,595,418              4,223,687
                                                   -------------         --------------
Income from operations                                 1,120,584                195,018

Other
     Interest income                                      32,024                 19,496
     Interest expense                                          0                 (2,035)
     Other                                                    (8)                 2,621
                                                   -------------         --------------
                                                          32,016                 20,082
                                                   -------------         --------------
Income before income taxes                             1,152,600                215,100

Provision for income taxes                               463,350                 78,500
                                                   -------------         --------------

Net income                                         $     689,250         $      136,600
                                                   =============         ==============

Net income per common share
     Primary                                       $        0.20          $        0.05
                                                   =============          =============
     Fully diluted                                 $        0.20         $         0.05
                                                   =============         ==============

Weighted average number of common shares
     Primary                                           3,423,320              2,742,591
                                                   =============         ==============
     Fully diluted                                     3,448,213              2,761,025
                                                   =============         ==============

                             COMPUTER TELEPHONE CORP
                        CONDENSED STATEMENT OF CASH FLOWS



                                                             Three Months Ended

                                                       June 30,             June 30,
                                                         1995                 1994
                                                       --------              -------

OPERATING ACTIVITIES

Net Income                                         $     689,250         $      136,600

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                          138,000                150,000

Changes in noncash working capital items:
  Accounts receivable                                   (971,478)              (198,471)
  Inventories                                              4,425                    957
  Other current assets                                   (57,734)                (7,966)
  Income tax receivable                                        0                 50,000
  Other assets                                             1,200                      0
  Accounts payable                                       (65,613)               (98,787)
  Accrued liabilities                                    327,520                 91,250
  Deferred revenue                                        (4,209)                (6,744)
  Accrued taxes                                          (16,050)               (17,260)
                                                   -------------         --------------
Net cash provided by operating activities                 45,311                 99,579

INVESTING ACTIVITIES

Additions to equipment                                   (99,614)              (360,769)
                                                   -------------         --------------
Net cash used in investing activities                    (99,614)              (360,769)

FINANCING ACTIVITIES

Repayment of capital lease obligations                         0                 (3,570)
                                                   -------------         --------------
Net cash used by financing activities                          0                 (3,570)

Decrease in cash                                         (54,303)              (264,760)
Cash at beginning of year                              2,390,546              1,238,811
                                                   -------------         --------------

Cash and cash equivalents
  at end of period                                 $  32,336,243          $     974,051
                                                   =============          =============

                            COMPUTER TELEPHONE CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:           BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the year ended March 31, 1995.

NOTE 2:           CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:           COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.           COMMON STOCK TRANSACTIONS SUBSEQUENT TO
                  MARCH 31, 1995

On July 5, 1995, the Computer Telephone Corp. Employee Stock Purchase Plan purchased 2,337 shares of Class 1 Common Stock from the Company at $9.775 for the purchase period ended June 30, 1995.

On July 13,1995, the Board of Directors approved a 3-for-2 Stock Split payable to shareholders of Record on July 25, 1995. A total of 1,560,554 shares of common stock were issued in connection with the split.

Through July 25, 1995, 2,534 shares of Class 1 Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.           NET INCOME (LOSS) PER SHARE

Net income per share is computed based on the weighted average number of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock shares result from the assumed exercise of common stock options using the treasury stock method. Net loss per share is computed based on the weighted average number of common stock shares outstanding.

Part I
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

Results of Operations - Three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

Total revenues for the first quarter of Fiscal 1996 increased 52% to approximately $6,716,000 as compared to approximately $4,418,000 for the same period of the preceding year (Fiscal 1995). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 46% to approximately $5,667,000 as compared to approximately $3,872,000 for the first quarter of Fiscal 1995. Long distance usage income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance network, increased 92% to approximately $1,049,000 as compared to approximately $546,000 for the same period of the preceding year.

The increase in revenues is primarily attributable to a growing base of business in the Northeast, where the Company is paid a residual fee to actively manage a substantial group of customers on behalf of NYNEX- New England, NYNEX- New York, and Southern New England Telephone. The Company added account executives to secure additional customers under these programs, and continued to leverage these relationships by adding collateral products, such as prepaid debit cards, conference calling, and broadcast faxing, in addition to our long distance products.

Selling, general, and administrative expenses increased approximately 26% to $4,768,000 for the first quarter of Fiscal 1996 as compared to $3,774,000 for the first quarter of Fiscal 1995. This increase is attributable to the increase in variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. As a percentage of revenues, these expenses were approximately 71% for Fiscal 1996, as compared to approximately 85% for Fiscal 1995, reflecting continuing efforts by the Company to control operating expenses.

Operating income for the first quarter of Fiscal 1996 increased to approximately $1,121,000, as compared to approximately $195,000 for the same period of Fiscal 1995. Net income for the quarter increased to approximately $689,000, as compared to approximately $137,000. The Company will utilize an effective tax rate of approximately 40% for Fiscal 1996.

The period ended June 30, 1995 marks the eighth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and leveraging customer opportunities, combined with continuing efforts to control costs, should result in a continuation of this trend throughout Fiscal 1996.

Liquidity and Capital Resources

Working capital at June 30, 1995 amounted to approximately $4,948,000, as compared to $4,219,000 at March 31, 1995, an increase of 17%. Cash balances at June 30, 1995 totaled approximately $2,336,000.

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