Form 10-Q
period 1995-12-31
COMPUTER TELEPHONE CORP
filed 1996-02-14
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                  --------------------------------------------

                                    FORM 10-Q
                   -------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------------

For Quarter ended December 31, 1995.

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

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes      X        No
                                               ----------        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of January 31, 1996 9,584,464 shares of Class I, $.01 par value, Common Stock were outstanding.

                            COMPUTER TELEPHONE CORP.
                                    FORM 10-Q
                                      INDEX

Part I            FINANCIAL STATEMENTS                                                           PAGE NO.

         Item 1.           Financial Statements

                           Condensed Balance Sheets
                           As of December 31 and March 31, 1995                                    3

                           Condensed Statements of Income
                           Three Months Ended
                           December 31, 1995 and 1994                                              4

                           Condensed Statements of Income
                           Nine Months Ended
                           December 31, 1995 and 1994                                              5

                           Condensed Statements of Cash Flows
                           Nine Months Ended December 31, 1995 and 1994                            6

                           Notes to Condensed Financial Statements                                 7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8-10

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

         Item 6.           Exhibits and Reports on 8-K

                           The following exhibit is included herein:

                           (11)     Statements Regarding Computation of
                                    Per Share Earnings
                                    Three and Nine Months Ended
                                    December 31, 1995 and 1994                                     11


The Company did not file any reports on Form 8-K during the nine months ended December 31, 1995.

                            COMPUTER TELEPHONE CORP.

                            CONDENSED BALANCE SHEETS



                                                                                December 30,             March 31,
                                                                                    1995                   1995
                                                                                -------------            ---------
ASSETS

Current Assets

Cash and cash equivalents                                                       $ 3,717,906          $ 2,390,546
Accounts receivable, net                                                          6,010,684            3,639,220
Inventories                                                                          26,190               36,512
Prepaid expenses and other current assets                                           514,426              353,381
                                                                                -----------          -----------
        Total Current Assets                                                     10,269,206            6,419,659


Furniture, Fixtures and Equipment                                                 5,665,099            5,287,289
Less accumulated depreciation                                                    (4,601,417)          (4,162,417)
                                                                                -----------          -----------
        Total Equipment                                                           1,063,682            1,124,872

Deferred tax asset                                                                  153,000              153,000
Other assets 24,685 28,285
                                                                                -----------          -----------
        Total Assets                                                            $11,510,573          $ 7,725,816
                                                                                ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                                             $ 891,074            $ 456,094
Accrued salaries and related taxes                                                2,289,289            1,445,937
Accrued income taxes                                                                (90,925)             281,569
Deferred revenue                                                                          0                4,209
Customer deposits                                                                    12,412               12,412
                                                                                -----------          -----------
        Total Current Liabilities                                                 3,101,850            2,200,221


Stockholders' Equity

Common stock                                                                         95,668               31,244
Additional paid in capital                                                        4,854,095            4,871,302
Retained-earnings                                                                 3,608,645              796,734
                                                                                  8,558,408            5,699,280
Amounts due from stockholders                                                      (135,825)            (159,825)
Less treasury stock, at cost                                                        (13,860)             (13,860)
                                                                                -----------          -----------
        Total Stockholders' Equity                                                8,408,723            5,525,595
                                                                                -----------          -----------


        Total Liabilities and
        Stockholders' Equity                                                    $11,510,573          $ 7,725,816
                                                                                -----------          -----------

The accompanying notes are an integral part of these financial statements.

                            COMPUTER TELEPHONE CORP.
                         CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                      December 31,          December 31,
                                                          1995                  1994
                                                     -------------         --------------
Revenue
    Network service commission income                $   6,826,572         $    4,801,263
    Long distance usage income                           1,323,601                834,728
                                                     -------------         --------------
                                                         8,150,173              5,635,991

Costs and expenses
    Cost of long distance network                        1,021,660                670,026
    Selling, general & administrative  expenses          5,186,249              4,258,190
                                                     -------------         --------------
                                                         6,207,909              4,928,216
                                                     -------------         --------------
Income from operations                                   1,942,264                707,775

Other
    Interest income                                         49,727                 10,019
    Interest expense                                           (34)                (2,629)
    Other                                                       43                    310
                                                     -------------         --------------
                                                            49,736                  7,700
                                                     -------------         --------------
Income before income taxes                               1,992,000                715,475

Provision for income taxes                                 817,000                248,900
                                                     -------------         --------------

Net income                                           $   1,175,000         $      466,575
                                                     =============         ==============

Net income per common share
      Primary                                        $        0.11         $         0.05
                                                     =============         ==============
      Fully diluted                                  $        0.11         $         0.05
                                                     =============         ==============

Weighted average number of common shares
      Primary                                           10,672,928              9,621,064
                                                     =============         ==============
      Fully diluted                                     10,672,928              9,950,708
                                                     =============         ==============

The accompanying notes are an integral part of these financial statements.

                            COMPUTER TELEPHONE CORP.
                         CONDENSED STATEMENTS OF INCOME

                                                              Nine Months Ended
                                                      December 31,          December 31,
                                                          1995                  1994
                                                     -------------         --------------
Revenue
    Network service ommission income                 $  19,268,327         $   13,323,429
    Long distance usage income                           3,668,316              2,128,744
                                                     -------------         --------------
                                                        22,936,643             15,452,173

Costs and expenses
    Cost of long  distance network                       2,837,851              1,691,874
    Selling, general  & administrative  expenses        15,486,049             12,357,007
                                                     -------------         --------------
                                                        18,323,900             14,048,881
                                                     -------------         --------------
Income from operations                                   4,612,743              1,403,292

Other
    Interest income                                        117,299                 33,280
    Interest expense                                          (604)                (6,046)
    Other                                                    9,162                  6,017
                                                     -------------         --------------
                                                           125,857                 33,251
                                                     -------------         --------------
Income before income taxes                               4,738,600              1,436,543

Provision for income taxes                               1,925,850                500,400
                                                     -------------         --------------

Net income                                           $   2,812,750         $      936,143
                                                     =============         ==============

Net income per common share
    Primary                                          $        0.27         $         0.11
                                                     =============         ==============
    Fully diluted                                    $        0.27         $         0.10
                                                     =============         ==============

Weighted average number of common shares
     Primary                                            10,487,978              8,776,429
                                                     =============         ==============
     Fully diluted                                      10,529,669              8,939,164
                                                     =============         ==============

The accompanying notes are an integral part of these financial statements.

                            COMPUTER TELEPHONE CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                      December 31,          December 31,
                                                          1995                  1994
                                                     -------------         --------------

OPERATING ACTIVITIES

Net Income                                           $   2,812,750         $      936,142
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                            439,000                486,000

Changes in noncash working capital items:
  Accounts receivable                                   (2,375,672)            (1,133,269)
  Inventories                                               10,322                 (3,158)
  Other current assets                                    (161,045)                21,874
  Income tax receivable                                          0                 50,000
  Other assets                                               3,600                  3,210
  Accounts payable                                         434,980               (230,089)
  Accrued liabilities                                      843,352                517,858
  Deferred revenue                                               0                190,251
  Customer deposits                                              0                145,000
  Accrued taxes                                           (372,494)                99,140
                                                     -------------         --------------
Net cash provided by operating activities                1,634,793              1,082,959

INVESTING ACTIVITIES
Additions to equipment                                    (377,810)              (496,715)
                                                     -------------         --------------
Net cash used in investing activities                     (377,810)              (496,715)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock                  71,217                 13,992
Dividends Paid                                                (840)                     0
Repayment of capital lease obligations                           0                 (9,621)
                                                     -------------         --------------
Net cash used by financing activities                       70,377                  4,371

Increase (decrease) in cash                              1,327,360                590,615
Cash at beginning of year                                2,390,546              1,238,811
                                                     -------------         --------------
Cash and cash equivalents
  at end of period                                   $   3,717,906         $    1,829,426
                                                     =============         ==============

The accompanying notes are an integral part of these financial statements.

                            COMPUTER TELEPHONE CORP.
                          NOTES TO FINANCIAL STATEMENTS


Note 1:    BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the year ended March 31, 1995.

NOTE 2:    CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:    COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4:    COMMON STOCK TRANSACTIONS SUBSEQUENT TO
           SEPTEMBER 30, 1995

On January 29, 1996, the Computer Telephone Corp. Employees Stock Purchase Plan purchased 2,345 shares of Class 1 Common Stock from the Company at $11.05 per share for the purchase period ended December 31, 1995.

On October 10, 1995, the Company declared a two for one stock split to all shareholders of record at the close of business on October 23, 1995. The payable date of this transaction was on November 6, 1995.

NOTE 5:    NET INCOME PER SHARE

Net Income per share is computer based on the weighted average number of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock shares result from the assumed exercise of common stock options using the treasury stock method.

Part I

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

Results of Operations - Three months and nine months ended December 31, 1995 as compared to the three months and nine months ended December 31, 1994.

Total revenues for the third quarter of Fiscal 1996 increased 45% to approximately $8,150,000 as compared to approximately $5,636,000 for the same period of the preceding year (Fiscal 1995). Network service commission income, which represents fees earned by the Company in it's capacity as an agent for various telephone companies, increased 42% to approximately $6,827,000 for the three months ended December 31, 1995, as compared to approximately $4,801,000 for the third quarter of Fiscal 1995. Long distance usage income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance network, increased 59% to approximately $1,324,000 as compared to approximately $835,000 for the same period of the preceding fiscal year.

Total revenues for the nine month period ended December 31, 1995 increased 48% to approximately $22,937,000 as compared to approximately $15,452,000 for the same period of Fiscal 1995. Network service commission income increased 45% to approximately $19,268,000 as compared to $13,323,000 for the same period of the preceding fiscal year. For the nine month period, the Company recognized long distance usage income of $3,668,000 as compared to $2,129,000 for the same period of Fiscal 1995, an increase of 72%.

These increases in revenue are primarily attributable to two factors. First, the growing base of customers in the Northeast, where the Company is paid a residual fee to actively manage a substantial group of accounts on behalf of NYNEX New England, NYNEX- New York, and Southern New England Telephone, is a direct result of additional account executives added during the first six months of calendar 1995. In addition, the Company has further developed its strategy of leveraging these relationships with additional product offerings in order to influence a great amount of each customers communication dollar expenditure. It is the Company 's plan to continue both efforts throughout 1996.

Selling, general and administrative expenses for the third quarter totaled $5,186,000, an increase of approximately $928,000 over the same period one year ago. For the nine month period ended December 31, 1995 selling, general and administrative costs totaled $15,486,000, an increase of approximately $3,129,000 over the same period of the preceding fiscal year.

These increases are directly attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the substantial increases in revenues. As a percentage of revenues, these selling, general and administrative expenses were approximately 64% and 68% respectively, for the three and nine months periods of Fiscal 1996, as compared to 76% and 80% respectively, for the corresponding periods of Fiscal 1995. These relative reductions reflect the continuing efforts by the Company to control operating expenses, as well as the financial impact of increasing sales opportunities to the same customer base.

Operating income for the third quarter of Fiscal 1996 increased to approximately $1,175,000, as compared to approximately $467,000 for the same period of Fiscal 1995. For the nine months ended December 31, 1995, operating income increased to approximately $2,813,000, as compared to approximately $936,000 for the same nine month period of Fiscal 1995. The Company estimates that it will utilize an effective tax rate of approximately 40% for the balance of Fiscal 1996.

On October 10, 1995, the Company announced a 2-for-1 stock split, effective October 23, 1995. On July 13, 1995, the Company announced a 3-for-2 stock split, effective as of July 25, 1995. On January 18, 1995, the Company declared a twenty five percent stock dividend, effective as of March 1, 1995. All income per share and weighted average share information included in the accompanying financial statements have been restated to reflect these changes.

The period ended December 31, 1995 marks the tenth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and offering additional products to these same customers, when combined with continuing efforts to control costs, should results in a continuation of this trend throughout the balance of Fiscal 1996.

Liquidity and Capital Resources

Working capital at December 31, 1995 amounted to approximately $7,167,000 as compared to $4,219,000 at March 31, 1995, an increase of 70%. Cash balances at December 31, 1995 totaled approximately $3,718,000 an increase of approximately $397,000 over the September 30, 1995 balance.

On April 28, 1995, the Company amended its revolving line of credit agreement with Fleet Bank, which is available under certain conditions, to provide for an increase in the credit line to $3,000,000 from $1,000,000 and to reduce the interest rate to the prime rate from prime plus one-half percent.

In addition, the Company entered into an agreement with Fleet Bank which provides up the $500,000 of term financing for capital expenditures at the prime rate of interest plus one percent.

The Company presently has no bank debt and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the foreseeable future.