Form 10-K
period 1996-03-31
COMPUTER TELEPHONE CORP
filed 1996-06-25
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                   -----------------------------------------

                                   FORM 10-K
                   -----------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -----------------------------------------

                   For the fiscal year ended March 31, 1996.
                         Commission file number 0-13627.

                             COMPUTER TELEPHONE CORP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                             04-2731202
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

360 Second Avenue, Waltham, Massachusetts                               02154
- --------------------------------------------------------------------------------
               (Address of principal executive offices)               (Zip code)

                                 (617) 466-8080
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
                None.
Securities registered pursuant to Section 12(g) of the Act:
                Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES  X             NO
                                                ------             ------

Based on the closing sale price on June 12, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90,469,000.

At June 12, 1996, 9,584,421 shares of the Registrant's Common Stock were outstanding.

PART I

        Item 1.      Business.

General Overview

        Computer Telephone Corp. (the "Company") was organized under the laws of the Commonwealth of Massachusetts in 1980 and is engaged in the sale of local communication services under non-exclusive agency agreements with NYNEX-New England (since 1984), NYNEX-New York (1986) , Southern New England Telephone
(1990) , Pacific Bell Telephone (1990), and Ameritech Corporation (1990), and long distance services on the networks of Cable and Wireless Communications, Inc. (1992), Wiltel, Inc. (1993), Frontier Communications International, Inc.
(1995), and IXC Communications Inc. (1996). In addition, the Company markets Internet access on behalf of NETCOM On-line Communications Services, Inc. and wireless communication services on the GEOTEK Communications network. The Company also markets a variety of specialized products, including prepaid calling cards, broadcast fax and conference calling to its customer base.

        The Company acts as a distribution channel for these companies and markets discount telephone calling plans, 800 services, Centrex systems, data transport and long distance services, and performs other management services on a commission basis. The Company operates under written agreements which are generally for a term of one to three years and can be canceled by either party on thirty to sixty days notice. The agreements generally provide for automatic one year renewals provided certain minimum sales goals are satisfied. The Company's primary market for the sale of such network services consist of customers with annual telephone billings between $10,000 and $250,000.

        The Company presently records as network service commission income the commissions and fees it earns from the Regional Bell Operating Companies ("RBOC's") and other carriers as an independent sales agent. The agreements with the RBOC's generally provide for payment of commissions based on unit product sales, and in some cases, the commission is based on the actual usage of the network by the customer. In addition, under contracts with NYNEX-New England, NYNEX-New York, and Southern New England Telephone, the Company is paid residual fees to manage communication networks on behalf of these carriers. Currently the Company performs these account management services for over 3,000 accounts that annually generate approximately $175 million of local telephone company revenues. These contracts also provide for bonuses that are based on sales volume levels or the achievement of certain quality levels.

        Effective April 1, 1994, the Company began to record long distance usage income earned under resale agreements as a separate revenue category. This income, which only became significant to the Company in Fiscal 1995, represents billings to business customers on the Company's long distance network and is recorded at its retail value with a corresponding expense item for the cost of that network. Under the terms of these agreements the Company is not obligated to purchase any minimum level of long distance usage on the networks.

        In October 1995, the Company announced an agreement to resell the integrated mobile communication services provided by the GEOTEK Communications Inc. wireless digital network. These services are targeted to the middle-market commercial account and eliminate the need for separate cellular phones, dispatch radios, pagers, and portable computers. GEOTEK delayed their openings in both the New York and Boston markets to ensure the quality and coverage of their services but the Company anticipates the network will be in full commercial service in both markets this summer.

        In October 1995, the Company entered into a non-exclusive agreement with NETCOM On-line Communications Services, Inc. to market NETCOM'S Internet access services. The Company is introducing these services to its current customer base, while at the same time introducing network products and services to new customers, many of whom are expected to be consumers of large amounts of telecommunication services. In November 1995, the Company opened up its own home page on the World Wide Web (ctcnet.com). Visitors to the website can obtain information about the Company and its products, and general information about the telecommunications industry. The website also contains an investor relations section which provides financial information about the Company, as well as the text of all press releases and the transcript of the Company's most recent analyst conference call.

        In February 1996, the Company signed a three year contract with NYNEX covering the New England and New York marketplaces. In addition, the Company and NYNEX continue to work on an electronic bonding project, which is intended to provide the Company with access to all internal NYNEX databases and systems associated with customer records, ordering, provisioning, and repair. Upon completion, this project will allow the Company to provide customer service in a more efficient and cost effective manner.

The Company is also in the early stages of a billing trial with NYNEX covering 200 business customers in New York and Boston. In the initial phase of the trial the Company will receive billing tapes from NYNEX, generate the NYNEX bills and send them to the customer. The second phase will consist of consolidating the NYNEX services and the other products CTC is currently billing into a single statement.

The NYNEX projects are intended to further the Company's progress toward its goal of retailing the local services on behalf of our its RBOC partners. Achieving this objective will allow the Company to assume total responsibility for revenues, billing and customer service and provides the Company the ability to bundle the local, long distance and other services into a single solution for its customers.

        For the fiscal year ended March 31, 1996, the Company had total revenues of $30,876,000 of which NYNEX-New England accounted for approximately $15,059,000 (49%), NYNEX-New York accounted for approximately $6,276,000 (20%), and the resale of long distance services accounted for approximately $5,383,000 (17%).

Sales Offices and Marketing

        The  Company   maintains   its   corporate   headquarters   in  Waltham,
Massachusetts, with sales offices strategically located in Lexington, Springfield and North Attleboro, Massachusetts; Meriden, Connecticut; Bedford, New Hampshire; Portland, Maine; Colchester, Vermont; New York City (2), Long Island, and Elmsford, New York; Columbus, Ohio; and Los Angeles and Sacramento, California. The Company believes that its present facilities are adequate for the foreseeable future.

        Sales offices are staffed by full-time Company sales personnel and are supported by an administrative staff located at the Company's corporate headquarters. The sales force is divided into two basic groups: the account executives, who act as outside sales personnel and are responsible for the larger, more complex accounts; and the account representatives, who market services as well as manage smaller accounts through telemarketing and direct mail.

        Sales efforts are directed to companies, professional organizations and others requiring network services such as discounted calling plans, 800 services, Centrex and data circuits as well as long distance services. At present, the Company does not market to residential customers.

        It is the strategy of the Company to build a long term relationship with its customers, and thereby leverage that relationship in order to become the network provider for as many communication needs as possible for that business user.

Employees

        At May 31, 1996 the Company employed 228 persons, including eight senior management personnel, 199 sales personnel (including managers and network coordinators), four operational personnel and 17 administrative personnel. The employees are not represented by any labor union and management believes that its relationships with its employees are excellent.

Competition

        The Company competes with many other companies selling both the same and similar services. The market for these services is highly competitive and the Company competes with established companies with substantially greater personnel, financial and other resources than those of the Company. The Company's competitors in the sale of network services include AT&T, MCI, Sprint, other long line companies, by-pass companies, Regional Bell Operating Companies, and other agents. In addition, the secondary services such as Internet access , broadcast fax and conference calling are marketed by direct sales forces supported by the providers of the service. Although the Company may compete at a disadvantage with these companies, it has been successful in its marketing efforts as a non-exclusive independent agent for several of these competing companies in the marketing of their products as well as the resale of their long distance services, by developing long term relationships with its commercial accounts.

        Item 2.      Properties.

        The Company's executive offices are located at 360 Second Avenue, Waltham, Massachusetts 02154, in approximately 20,000 square feet of leased space under a lease expiring in 1999 at a net annual rent of approximately $169,000 (before sublease income), including taxes and insurance.

        The Company rents office space in each of the locations where it maintains branch sales offices. The aggregate annual lease rentals for these locations approximated $504,000 for the year ended March 31, 1996. Certain facilities are leased from affiliates of the Chairman of the Company. See Item
13. Certain Relationships and Related Transactions.


        Item 3.      Legal Proceedings.


        (a)            Pending Legal Proceedings.
                       The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.


        (b)            Legal Proceedings Terminated in the Fourth Quarter.
                       None.



        Item 4.      Submission of Matters to a Vote of Security Holders.
                       None.



PART II

        Item 5. Market for Registrant's Common Equity Securities and Related Stockholder Matters.

        The Company's Common Stock trades on the NASDAQ National Market under the symbol "CPTL". Previous to January 25, 1995 the Common Stock traded on the NASDAQ SmallCap Market. The following tables set forth the ranges of the high and low bid and ask prices, and effective in October 1994, the high and low sale prices, for the Company's outstanding Common Stock. The ranges of the prices for the Common Stock for the periods indicated are as reported by the National Association of Securities Dealers, Inc. Automated Quotation System.

Common Stock
                                BID PRICES                   ASK PRICES
Calendar Year
1994                         HIGH          LOW           HIGH          LOW
- --------------------------------------------------------------------------------
1st Quarter                 $0.93         $0.53         $1.00         $0.63
- --------------------------------------------------------------------------------
2nd Quarter                  0.90          0.60          1.00          0.70
- --------------------------------------------------------------------------------
3rd Quarter                  1.10          0.83          1.17          0.90
- --------------------------------------------------------------------------------

                                 HIGH SALE                    LOW SALE
- --------------------------------------------------------------------------------
4th Quarter                        $3.20                       $1.07
- --------------------------------------------------------------------------------

Calendar Year
1995                             HIGH SALE                    LOW SALE
- --------------------------------------------------------------------------------
1st Quarter                        $3.73                       $2.67
- --------------------------------------------------------------------------------
2nd Quarter                         5.21                        2.96
- --------------------------------------------------------------------------------
3rd Quarter                        10.00                        4.59
- --------------------------------------------------------------------------------
4th Quarter                        19.50                        9.75
- --------------------------------------------------------------------------------

Calendar Year
1996                             HIGH SALE                    LOW SALE
- --------------------------------------------------------------------------------
1st Quarter                       $15.50                       $8.50
- --------------------------------------------------------------------------------

The above stock prices and bid and ask quotations for the calendar years 1994 and 1995 have been adjusted to give retroactive effect to the stock dividends and stock splits described on the following page. The above bid and ask quotations through the third quarter of 1994 reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Titles of Class                          Approximate number of holders of record
                                                  (as of May 31, 1996)
Common Stock                                               318

        The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Accordingly, the Company believes that there are in excess of 1,000 beneficial holders of round lots of Common Stock of the Company.

Dividends

        The Company has never paid a cash dividend on its Common Stock and management has no present intention of paying dividends in the foreseeable future. The policy of the Company is to retain earnings and utilize the funds for Company operations and expansion. Further dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

        On January 18, 1995 the Company declared a twenty five percent (25%) stock split, effected in the form of a dividend, payable to shareholders of record on March 1, 1995. A total of 623,359 shares of Common Stock were issued in connection with the split.

        On July 13, 1995, the Company declared a three for two stock split, payable to shareholders of record on July 25, 1995. A total of 1,560,742 shares of Common Stock were issued in connection with the split.

        On October 10, 1995, the Company declared a two for one stock split, payable to shareholders of record on October 23, 1995. A total of 4,718,172 shares of Common Stock were issued in connection with the split.

        Item 6.      Selected Financial Data.

        The selected financial data pertaining to the financial condition and operations of the Company for the fiscal years ended March 31, 1996, 1995, 1994, 1993, and 1992 has been obtained from the financial statements of the Company. The financial statements for the fiscal years ended March 31, 1996, 1995, 1994, 1993, and 1992 were audited by Ernst & Young LLP independent auditors whose report with respect to the fiscal years ended March 31, 1996, 1995 and 1994 is included with such financial statements in Items 8 and 14 of this report. The information set forth below should be read in conjunction with such financial statements and notes thereto. A discussion of the Company's dividend policy is contained in Item 5. All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the 25% common stock dividend effected in Fiscal 1995, the three-for-two stock split and the two-for-one stock split effected in Fiscal 1996.

                           STATEMENT OF INCOME DATA:
                              Year Ended March 31,


                       1996           1995         1994       1993       1992
- --------------------------------------------------------------------------------
                         (in Thousands Except Per Share)
- --------------------------------------------------------------------------------
  Revenues            $30,876       $21,936       $14,945    $15,952    $15,992
- --------------------------------------------------------------------------------
  Net Income (Loss)     4,094         1,472            75        545       (812)
- --------------------------------------------------------------------------------
Earnings(Loss)Per Share
- --------------------------------------------------------------------------------
  Primary               $0.38         $0.17         $0.01     $ 0.07   $  (0.11)
- --------------------------------------------------------------------------------
  Fully Diluted          0.38          0.16          0.01       0.07      (0.11)
- --------------------------------------------------------------------------------

                              BALANCE SHEET DATA:
                                  At March 31,


                       1996           1995         1994       1993       1992
- --------------------------------------------------------------------------------
                                 (in Thousands)
- --------------------------------------------------------------------------------
Current Assets        $10,890       $6,420        $4,063     $3,871      $3,961
- --------------------------------------------------------------------------------
Current Liabilities     3,014        2,200         1,528      1,957       2,930
- --------------------------------------------------------------------------------
Working Capital         7,876        4,220         2,535      1,914       1,031
- --------------------------------------------------------------------------------
Total Assets           12,509        7,726         5,399      5,710       6,096
- --------------------------------------------------------------------------------
Total Long-Term Debt        0            0             0          0          20
- --------------------------------------------------------------------------------
Total Liabilities       3,014        2,200         1,528      1,957       2,950
- --------------------------------------------------------------------------------
Stockholders' Equity    9,495        5,526         3,871      3,753       3,146
- --------------------------------------------------------------------------------

        Item 7.      Management's Discussion and Analysis of Financial Condition
                            and Results of Operation.

        The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

Results of Operations - fiscal year ended March 31, 1996 as compared to fiscal year ended March 31, 1995.

        The Company's total revenue for the fiscal year ended March 31, 1996 (Fiscal 1996) increased approximately 41% to $30,876,000 from $21,936,000 for the fiscal year ended March 31, 1995 (Fiscal 1995). Network service commission income, which represents fees earned by the Company in its capacity as an agent for the local and long distance carriers it represents, increased approximately 35% to $25,493,000 for Fiscal 1996 from $18,898,000 for Fiscal 1995. Long distance usage income, which represents revenues earned as a reseller of various long distance services, increased 77% to $5,383,000 for Fiscal 1996 from $3,038,000 for Fiscal 1995.

        The growth in revenues is attributable to an increase in business in the Northeastern United States, which is a direct result of the additional account executives hired by the Company in the past fiscal year, as well as increased penetration into our existing customer base by the introduction of new products, including both local and long distance services. The introduction of new products to its existing customer base continues to be the cornerstone of the Company's growth strategy and the Company intends to further augment its product line with additional products including cellular and pager services.

        Selling, general and administrative expenses increased approximately 16% to $20,009,000 for Fiscal 1996 from $17,319,000 for Fiscal 1995. As a percentage of revenues, selling, general, and administrative expenses were approximately 65% for Fiscal 1996, as compared to approximately 79% for Fiscal 1995. This decrease in expenses as a percentage of revenues reflects the continuing efforts by the Company to control operating expenses as well as the increased profitability of multiple sales to the Company's existing customer base. The overall increase in selling, general, and administrative expenses is the direct result of the increase in variable sales commission and bonus expenses due to the sharp increase in revenues.

        Net income increased from $1,472,000 in Fiscal 1995 to $4,094,000 for Fiscal 1996, an increase of $2,622,000. The increase is a result of revenue growth primarily in the Northeast, combined with a continuing effort to control operating expenses and leverage customer opportunities.

Results of Operations - fiscal year ended March 31, 1995 as compared to fiscal year ended March 31, 1994.

        The Company's total revenue for the fiscal year ended March 31, 1995 (Fiscal 1995) increased approximately 47% to $21,936,000 from $14,945,000 for the fiscal year ended March 31, 1994 (Fiscal 1994). Network service commission income, which represents fees earned by the Company in its capacity as an agent for the local and long distance carriers it represents, increased approximately 30% to $18,898,000 for Fiscal 1995 from $14,483,000 for Fiscal 1994. Long distance usage income, which represents revenues earned as a reseller of various long distance services, increased 558% to $3,038,000 for Fiscal 1995 from $462,000 for Fiscal 1994.

        The increase in revenues is primarily attributable to a growing base of business in the Northeastern United States, where under agreements with NYNEX-New England, NYNEX-New York, and Southern New England Telephone, the Company is paid a residual fee for actively managing a substantial group of customers on behalf of the local carriers. In addition to this fee based on the customer's total network traffic, the Company is also paid a commission on the sale of any additional products or services. It is the continued strategy of the Company to leverage this opportunity with the end user, and to offer as many collateral products as possible, in order to capture an ever increasing percentage of that customer's communication expenditures. These additional products currently include the resale of long distance services, prepaid calling cards, broadcast fax services, and conference calling. The Company intends to augment this product line as new services are introduced to the marketplace.

        Selling, general and administrative expenses increased approximately 20% to $17,319,000 for Fiscal 1995 from $14,484,000 for Fiscal 1994. As a percentage of revenues, selling, general, and administrative expenses were approximately 79% for Fiscal 1995, as compared to approximately 97% for Fiscal 1994. This decrease in expenses as a percentage of revenues reflects the continuing efforts by the Company to control operating expenses as well as the increased profitability of multiple sales to the Company's existing customer base. The overall increase in selling, general, and administrative expenses is the direct result of the increase in variable sales commission and bonus expenses due to the sharp increase in revenues.

        Net income increased from $75,000 in Fiscal 1994 to $1,472,000 for Fiscal 1995, an increase of $1,397,000. The increase is a result of revenue growth primarily in the Northeast, combined with a continuing effort to control operating expenses and leverage customer opportunities.

Liquidity and Capital Resources:

        Working capital at March 31, 1996 was approximately $7,876,000 as compared to $4,220,000 at March 31, 1995, an increase of $3,656,000 or 87%. At March 31, 1996, the Company had cash and cash equivalents totaling approximately $3,942,000.

        Accounts receivable increased from approximately $3,639,000 at March 31, 1995 to $6,557,000 at March 31, 1996. This increase is reflective of the 41% increase in revenues from Fiscal 1995 to Fiscal 1996, as well as increased long distance revenues, which are recorded at the gross retail value.

        On April 28, 1995 the Company amended its revolving line of credit agreement with Fleet Bank, which is available under certain conditions, to provide for an increase in the credit line to $3,000,000 from $1,000,000 and to reduce the interest rate to the prime rate from prime plus one-half percent. This line of credit expires August 29, 1996 and the Company is currently negotiating an updated credit facility.

        The Company presently has no bank debt and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the next twelve months.

Item 8.              Financial Statements and Supplementary Data.
                     See Exhibit A attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
                     None.

                                        PART III

Item 10.             Directors and Executive Officers of the Registrant.


        (a)          Identification of Directors

                                       Period Served   Other Capacities in Which
        Name                   Age     as Director     Currently Serving

        Robert J. Fabbricatore  53      Since 1980     Chairman and
                                                       Chief Executive Officer

        Philip J. Richer        60      Since 1989     None

        Richard J. Santagati    52      Since 1991     None

        Alphonse M. Lucchese    61      Since 1993     None

        J. Richard Murphy       52      Since 1995     None


        Mr. Fabbricatore, a founder of the Company and a Director since its inception in 1980, became the Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Mr. Fabbricatore also served as Treasurer of the Company from April 1987 until May 1988. Prior to April 1, 1986 Mr. Fabbricatore did not devote a substantial portion of his time to the Company's business.

        Mr. Richer joined the Company as Vice President in July 1989, became a Director of the Company in August 1989 and Executive Vice President in August 1994. Mr. Richer retired as an officer effective December 31, 1995 and continues as a member of the Board of Directors. Prior to joining the Company, Mr. Richer served as director of Sales Channel Management for New England Telephone. During his career with New England Telephone, Mr. Richer served in a variety of other management positions. In addition, Mr. Richer was formerly Data Communication Superintendent for New England Telephone and performed numerous sales and sales management functions.

        Mr. Santagati became a Director of the Company in September 1991. He is the President of Merrimack College in North Andover, Massachusetts. He was a partner at Lighthouse Capital Management, Inc., a private investment firm in Boston, Massachusetts from 1991 to 1993. From 1986 to 1991, Mr. Santagati was the Chief Executive Office and a member of the Executive Committee of Gaston & Snow, a Boston, Massachusetts based law firm. From 1983 to 1986, Mr. Santagati was employed by NYNEX Corp., first as Vice President of Marketing, and then as President and Chairman of NYNEX Business Information Systems Co.. From 1977 to 1983, Mr. Santagati held a number of executive level positions with New England Telephone, including Vice President of Marketing and Assistant Vice President of Sales. Mr. Santagati is a member of the Board of Trustees of Lawrence General Hospital, Chairman of the Board of Lawrence General Hospital Foundation, and a Director of ESP, Inc., a communications company.

        Mr. Lucchese became a Director of the Company in August 1993. Since July 1, 1994, Mr. Lucchese has been Chairman and Chief Executive Officer of Davox Corp., a Westford, Massachusetts manufacturer of predictive dialing systems. From April 1987 to June 1994, he was the President and Chief Executive Officer of Iris Graphics, Inc., located in Bedford, Massachusetts, which is engaged in the manufacture of high performance, high quality color printers. From 1984 to 1987 Mr. Lucchese was employed as Vice President of Xyvision, Inc., a manufacturer of computer integrated publishing systems. From 1978 to 1984, Mr. Lucchese was employed by Raytheon Data Systems where he was the Vice President and General Manager of Northeast Operations.

        Mr. Murphy became a Director of the Company in August 1995. He is the Director of the Financial Consulting group of Moody Cavanaugh & Co., a North Andover, Massachusetts CPA firm. From 1990 to 1995 he was an officer, director, and principal shareholder of Arlington Data Corporation, a systems integration company located in Haverhill, Massachusetts. Since 1992, Mr. Murphy has also been President and sole stockholder of Bradford Capital Corporation, an investment banking and corporate finance firm located in North Andover, Massachusetts. From 1989 to 1991 Mr. Murphy was an officer, director and principal stockholder of Financial Perspectives Incorporated, an investment banking and corporate finance firm located in North Andover, Massachusetts. Mr. Murphy was President and Chief Executive Officer of Shawmut Arlington Trust Company in Lawrence, Massachusetts, from 1987 to 1989 and from 1968 to 1986 held a variety of management positions, the most recent being Executive Vice-President, with the Arlington Trust Company in Lawrence, Massachusetts. From 1987 to 1995 Mr. Murphy was a trustee of Merrimack College in North Andover, Massachusetts and from 1994 to 1995 served as Chairman of the Board of Trustees. Mr. Murphy is a trustee of Holy Family Hospital and Medical Center, Inc. and Holy Family Hospital Foundation, and a director and Clerk of MI Nursing/Restorative Center, Inc..

        All Directors are elected to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified. There are no arrangements or understandings between any Directors of the Company and any other person pursuant to which such person was selected as a Director of the Company.

        (b)          Identification of Executive Officers



        Name                         Age       Current Office Held

        Robert J. Fabbricatore       53        Chairman and
                                               Chief Executive Officer

        Steven P. Milton             42        President and Chief Operating
                                               Officer

        John D. Pittenger            42        Treasurer, Clerk, Vice President,
                                               Finance, and Chief


        Dave E. Mahan                54        Vice President-Market Planning
                                               and Development


        Currently, there is no fixed term of office for any executive officer and all officers serve at the discretion of the Board of Directors. Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he was or is to be selected as an officer.

        Mr. Milton has been employed by the Company since 1984, and has served as President and Chief Operating Officer since August 1995. Prior to that, he held various positions within the Company including Branch Manager, District Manager, Regional Manager, and Vice President, Sales and Marketing.

        Mr. Pittenger has served as Treasurer, Clerk, and Chief Financial Officer of the Company since August 1989, and as Vice President, Finance since September 1991. For the nine years prior to 1989 Mr. Pittenger was the Chief Financial Officer of Comm-Tract Corp., a company which installs and services voice and data communications systems.

        Mr. Mahan joined the Company in October 1995 as Vice President-Market Planning and Development, and in June 1996 became an executive office of the Company. From 1982 to 1995, Mr. Mahan had a number of managerial positions with NYNEX, most recently Vice President-Sales Channel Management.

        For a description of the backgrounds of Mr. Fabbricatore , see Identification of Directors.

        The information in the above tables is based in part upon information furnished by the respective persons listed above, and, in part, upon records of the Company.

Item 11.                Executive Compensation.

        The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of (i) the Company's Chief Executive Officer and (ii) to each of the executive officers of the Company whose remuneration exceeded $100,000 during the fiscal year ended March 31, 1996.

                           SUMMARY COMPENSATION TABLE


- ------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION         LONG TERM
                                                                       COMPENSATION
- ------------------------------------------------------------------------------------------------
Name and Principal          Year       Salary    Bonus    Other Annual    Awards      All Other
    Position                          ($) (1)   ($) (2)   Compensation    Options   Compensation
                                                              ($)           (#)       ($) (3)
- ------------------------------------------------------------------------------------------------
Robert J. Fabbricatore,     1996      280,000    60,000       ---          0 (5)       16,100
 Chairman and Chief        ---------------------------------------------------------------------
  Executive Officer         1995      240,000    60,000       1,500       35,385       11,636
                           ---------------------------------------------------------------------
                            1994      265,000    35,000       7,500       45,454       11,432
- ------------------------------------------------------------------------------------------------
Philip J. Richer, Vice      1996       76,250    18,000       3,600        0 (5)        2,540
Chairman and Executive     ---------------------------------------------------------------------
   Vice President           1995      100,000    24,000       4,800       46,750        3,470
                           ---------------------------------------------------------------------
                            1994      100,000    18,400       4,800       50,000        1,860
- ------------------------------------------------------------------------------------------------
Steven P. Milton,           1996      100,000    40,000       5,200        0 (5)        4,200
President and Chief        ---------------------------------------------------------------------
 Operating Officer          1995      100,000    52,000       5,200       36,200        4,440
- ------------------------------------------------------------------------------------------------
John D. Pittenger,          1996       84,800    32,000        ---         0 (5)        3,504
Treasurer, Clerk, Vice     ---------------------------------------------------------------------
President, Finance, and     1995       83,600    26,000       1,200       17,000        3,228
Chief Financial Officer    ---------------------------------------------------------------------
                            1994       80,000    24,000       1,200       45,000        1,940
- ------------------------------------------------------------------------------------------------

(1) For Fiscal 1996, Messrs. Fabbricatore, Milton, and Pittenger's salary includes pre-tax contributions made by such officers to the Computer Telephone Corp. 401(k) Savings Plan.

(2) Includes bonuses accrued for Messrs. Fabbricatore, Milton, and Pittenger for the fiscal year ended March 31, 1996 in the amounts of $15,000, $10,000, and $8,000 respectively, which were paid during the first quarter of Fiscal 1997.

(3) All Other Compensation includes a 50% matching contribution in the amounts of $5,600, $2,540, $4,200 and $3,504 accrued on behalf of Messrs. Fabbricatore, Richer, Milton, and Pittenger, respectively, to the Computer Telephone Corp. 401(k) Savings Plan. Also included is the actuarial benefit in the amount of approximately $10,500 on the "split-dollar" policy for the benefit of Mr. Fabbricatore.

(4) Mr. Richer, formerly Vice Chairman and Executive Vice President, retired as an officer effective December 31, 1995 and continues as a member of the Board of Directors.

(5) No options were granted to officers during the Fiscal year ended March 31, 1996..

        During the fiscal year ended March 31, 1996 the Company did not grant options to any named executive officers of the Company. The Company has no outstanding stock appreciation rights.


        The following table sets forth information concerning option exercises and option holdings for the fiscal year ended March 31, 1996 with respect to the Company's named executive officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                         FISCAL YEAR-END OPTION VALUES

- -------------------------------------------------------------------------------------------------------------

                                                    Number of Securities          Value of Unexercised
                                                   Underlying Unexercised      In-The-Money Options at FY-
                                                 Options at Fiscal Year End   End (Market Price of Shares at
                                                            (#)              FY-End  ($11.125) less Exercise
                                                                                         Price)
- -------------------------------------------------------------------------------------------------------------
Name             Shares       Value Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
               Acquired on    (Market Price
               Exercise (#)  at Exercise less       (1)            (1)             (1)             (1)
                              Exercise Price)
                                   ($)
- -------------------------------------------------------------------------------------------------------------
Robert J.          ---             ---               8,388        25,167         $68,320         $204,985
Fabbricatore
- -------------------------------------------------------------------------------------------------------------
Philip J.          ---             ---             281,250         9,000      $2,865,970          $75,753
Richer
- -------------------------------------------------------------------------------------------------------------
Steven P.          ---             ---               9,000        27,000         $75,753         $227,259
Milton
- -------------------------------------------------------------------------------------------------------------
John D.            ---             ---               9,000        27,000         $75,753         $227,259
Pittenger
- -------------------------------------------------------------------------------------------------------------

(1) All shares and amounts, as necessary, have been adjusted to reflect the 25% common stock dividend, the three-for-two stock split and the two-for-one stock split.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

        Robert J. Fabbricatore is the only person known by the management of the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock. The following table sets forth certain information as of June 12, 1996 with respect to the Company's Common Stock beneficially owned by Mr. Fabbricatore, by each Director and officer of the Company, and by all of the Directors and Officers of the Company as a group. Based on the information furnished by the beneficial owners of the Common Stock listed below, the Company believes that each such stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

- --------------------------------------------------------------------------------
      Name of Beneficial                 Number of Shares      Percent of Class
            Owner                       Beneficially Owned
- --------------------------------------------------------------------------------
Robert J. Fabbricatore (1) (2)              2,778,463                29.0%
- --------------------------------------------------------------------------------
Philip J. Richer       (1) (3)                432,538                 4.4%
- --------------------------------------------------------------------------------
Steven P. Milton       (1) (4)                399,932                 4.2%
- --------------------------------------------------------------------------------
John D. Pittenger      (1) (4)                207,588                 2.2%
- --------------------------------------------------------------------------------
Richard J. Santagati   (1) (5)                 76,500                  .8%
- --------------------------------------------------------------------------------
Alphonse M. Lucchese   (1)                     65,624                  .7%
- --------------------------------------------------------------------------------
J. Richard Murphy      (1)                        500                  ---
- --------------------------------------------------------------------------------
All Officers and Directors
as a Group (7 persons)                      3,961,145                40.1%
- --------------------------------------------------------------------------------

        (1) The address of these persons is c/o Computer Telephone Corp., 360 Second Avenue, Waltham, MA 02154.

        (2) Includes 62,498 shares owned of record by Mr. Fabbricatore as trustee of a trust for his children and 6,500 shares as a general partner of a family partnership; also includes 8,388 shares issuable upon exercise of the vested portion of stock options at an option price of $2.98 per share.

        (3) Includes 281,250 shares issuable upon exercise of the vested portion of stock options at option prices ranging from $.90 to $2.71 per share.

        (4) Includes 9,000 shares issuable upon the exercise of the vested portion of stock options at an option price of $2.71 per share.

        (5) Includes 1,500 shares issuable upon the exercise of the vested portion of stock options at an option price of $2.71 per share.

Item 13.        Certain Relationships and Related Transactions.

        The Company leases from trusts, of which Mr. Fabbricatore is a beneficiary, office space in Springfield, Massachusetts and Southern New Hampshire. Rental payment under the leases totaled approximately $134,000 in Fiscal 1996. The Company subleases part of its Waltham facility to a company controlled by Mr. Fabbricatore. Sublease income totaled $73,417 in Fiscal 1996. The Company also contracts with Comm-Tract Corp., a company in which Mr. Fabbricatore is the controlling stockholder, for the installation of telephone lines and for the service and maintenance of equipment marketed by the Company. During the year ended March 31, 1996, the Company paid $1,089 for such services. In addition inventory and equipment purchased from Comm-Tract Corp. amounted to $39,791. The Company believes that the payments to Mr. Fabbricatore are comparable to the costs for such services, equipment, and inventory and for rentals for similar facilities which the Company would be required to pay to unaffiliated individuals in arms-length transactions.

        In connection with the exercise of stock options in 1995, Mr. Milton was advanced the sum of $135,825 by the Company which is still outstanding at March 31, 1996. This advance is payable on demand and bears interest at 8.0% per annum.

        As of March 22, 1996, Mr. Fabbricatore was indebted to the Company in the amount of $251,771. The Company received 21,201 shares of Computer Telephone Corp. Common Stock with an aggregate market value of $251,771, based on the closing stock price on March 22, 1996, in settlement for all sums, including interest (8% per annum), due from Mr. Fabbricatore.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a) (1)       The following financial statements are included in Part II, Item
              8:

              Balance Sheets
              March 31, 1996 and 1995

              Statements of Income
              Years Ended March 31, 1996, 1995, and 1994

              Statements of Stockholders' Equity
              Years Ended March 31, 1996, 1995, and 1994

              Statements of Cash Flows
              Years Ended March 31, 1996, 1995 and 1994

              Notes to Financial Statements
(a) (2) The following financial schedule for the years ended March 31, 1996, 1995, and 1994 is submitted herewith:

              Schedule II- Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)           Reports on Form 8-K.
              None.


(c)           Exhibits.


              (A) Financial Statements referenced in Item 14 (a) (1).

              (B) Financial Statement Schedule referenced in Item 14 (a) (2).

              (C) Statement regarding computation of per share earnings.

              (D) Consent of Ernst & Young LLP independent auditors.

Audited Financial Statements
and Schedule

Computer Telephone Corp.

Years ended March 31, 1996 and 1995

                            Computer Telephone Corp.

                   Audited Financial Statements and Schedule


                      Years ended March 31, 1996 and 1995




                                    Contents


Report of Independent Auditors .............................................   1

Audited Financial Statements

Balance Sheets .............................................................   2
Statements of Income .......................................................   3
Statements of Stockholders' Equity .........................................   4
Statements of Cash Flows ...................................................   5
Notes to Financial Statements ..............................................   7

Schedule ...................................................................  18

Report of Independent Auditors


Board of Directors
Computer Telephone Corp.


We have audited the accompanying financial statements of Computer Telephone Corp. as of March 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Telephone Corp. at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                        ERNST & YOUNG LLP



May 15, 1996

                            Computer Telephone Corp.

                                 Balance Sheets

                                                                 March 31
                                                            1996         1995
                                                      --------------------------
Assets
Current assets:
  Cash and cash equivalents                           $  3,941,876   $2,390,546
  Accounts receivable, less allowance for doubtful
    accounts of $190,215 in 1996 and $128,452 in 1995    6,557,229    3,639,220
  Inventories                                               25,190       36,512
  Prepaid expenses and other current assets                319,768      156,012
  Amounts due from officers and employees                   24,806      197,369
  Income tax receivable                                     21,125
                                                      --------------------------
Total current assets                                    10,889,994    6,419,659

Equipment:
  Equipment                                              6,046,493    5,287,289
  Accumulated depreciation                              (4,822,755)  (4,162,417)
                                                      --------------------------
                                                         1,223,738    1,124,872

Deferred income taxes                                      277,000      153,000

Other assets                                               118,485       28,285
                                                      --------------------------
                                                       $12,509,217   $7,725,816
                                                      ==========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses               $  1,176,804  $   456,094
  Accrued income taxes                                                  281,569
  Accrued salaries and related taxes                     1,828,288    1,445,937
  Deferred revenue                                           9,302        4,209
  Customer deposits                                                      12,412
                                                      --------------------------
Total current liabilities                                3,014,394    2,200,221

Stockholders' equity:
  Series Preferred Stock--par value $1.00 per share;
  authorized 1,000,000 shares, none outstanding
Common Stock, Class 1--par value $.01 per share;
  authorized  25,000,000 shares, issued 9,584,122 and
  3,124,437  (9,373,311  post-split) shares in 1996 and
  1995, respectively, of which no shares and 8,200 shares
  were held as treasury stock in 1996 and 1995,
  respectively                                              95,841       31,244
Additional paid-in capital                               4,644,988    4,871,302
Retained earnings                                        4,889,819      796,734
                                                      --------------------------
                                                         9,630,648    5,699,280
Amounts due from stockholders                             (135,825)    (159,825)
Treasury stock, at cost                                                 (13,860)
                                                      --------------------------
                                                         9,494,823    5,525,595
                                                      --------------------------
                                                       $12,509,217   $7,725,816
                                                      ==========================

See accompanying notes.

                            Computer Telephone Corp.

                              Statements of Income



                                                                 Year ended March 31
                                                        1996            1995            1994
                                                    --------------------------------------------
Revenues:
  Network service commission income                 $25,492,511     $18,898,539     $14,483,077
  Long distance usage income                          5,383,414       3,037,661         461,745
                                                    --------------------------------------------
                                                     30,875,925      21,936,200      14,944,822

Costs and expenses:
  Cost of long distance network                       4,241,575       2,451,256         369,396
  Selling, general and administrative expenses       20,009,432      17,318,883      14,483,802
                                                    --------------------------------------------
                                                     24,251,007      19,770,139      14,853,198
                                                    --------------------------------------------
Income from operations                                6,624,918       2,166,061          91,624

Other:
  Interest income                                       195,979          53,935          41,600
  Interest expense                                         (604)         (7,330)         (5,855)
  Other                                                   9,631         109,803          13,780
                                                    --------------------------------------------
                                                        205,006         156,408          49,525
                                                    --------------------------------------------
Income before income taxes                            6,829,924       2,322,469         141,149

Provision for income taxes                            2,736,000         850,000          66,000
                                                    --------------------------------------------
Net income                                          $ 4,093,924     $ 1,472,469     $    75,149
                                                    ============================================

Net income per common share:
  Primary                                           $       .38     $       .17     $       .01
                                                    ============================================
  Fully diluted                                     $       .38     $       .16     $       .01
                                                    ============================================

Weighted average number of common shares:
  Primary                                            10,712,425       8,764,518       7,784,049
                                                    ============================================
  Fully diluted                                      10,727,641       9,361,485       7,935,000
                                                    ============================================


See accompanying notes.

                            Computer Telephone Corp.

                       Statements of Stockholders' Equity


                                               Common Stock       Additional     Retained-               Amounts
                                         -----------------------    Paid-in      Earnings     Treasury   Due from
                                            Shares   Par Value      Capital      (Deficit)      Stock   Stockholders        Total
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1993                 1,928,951    $19,290    $4,492,056    $ (744,110)   $(13,860)                 $ 3,753,376
  Issuance of stock                          27,157        272        44,504                                                 44,776
  Exercise of employee stock options         75,000        750        69,750                                                 70,500
  Acquisition of treasury stock                                                                (72,391)                     (72,391)
  Retirement of treasury stock              (23,500)      (236)      (70,264)                   70,500
  Net income                                                                        75,149                                   75,149
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1994                 2,007,608     20,076     4,536,046      (668,961)    (15,751)                   3,871,410
  Issuance of stock                          11,939        119        29,025                                                 29,144
  Exercise of employee stock options        576,925      5,769     1,581,546                              $(159,825)      1,427,490
  Acquisition of treasury stock                                                             (1,274,378)                  (1,274,378)
  Retirement of treasury stock              (95,394)      (954)   (1,275,315)                1,276,269
  Stock split effected in the form of a
    25% stock dividend                      623,359      6,234                      (6,774)                                    (540)
  Net income                                                                     1,472,469                                1,472,469
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1995                 3,124,437     31,244     4,871,302       796,734     (13,860)    (159,825)      5,525,595
  Issuance of stock                           9,082         91        58,153                                                 58,244
  Exercise of employee stock options        197,143      1,971       121,053                                                123,024
  Acquisition of treasury stock                                                               (329,125)                    (329,125)
  Retirement of treasury stock              (25,454)      (254)     (342,731)                  342,985
  Settlement of amounts due from
    stockholders                                                                                             24,000          24,000
  Issuance of stock upon 3 for 2 stock
    split                                 1,560,742     15,607       (15,607)         (839)                                    (839)
  Issuance of stock upon 2 for 1 stock
    split                                 4,718,172     47,182       (47,182)
  Net income                                                                     4,093,924                                4,093,924
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1996                 9,584,122    $95,841    $4,644,988    $4,889,819    $      0    $(135,825)      $9,494,823
                                         ===========================================================================================


See accompanying notes.

                            Computer Telephone Corp.

                            Statements of Cash Flows



                                                                   Year ended March 31
                                                          1996            1995           1994
                                                      -------------------------------------------
Operating activities
Net income                                            $ 4,093,924     $ 1,472,469   $     75,149
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                         660,338         655,617        761,279
    Provision for doubtful accounts                        61,763          80,000         45,000
    Deferred income taxes                                (124,000)        (30,000)       (39,000)
    Other                                                   8,447
    Changes in operating assets and liabilities:
      Accounts receivable                              (2,979,772)     (1,502,326)      (880,451)
      Inventories                                          11,322          86,414         (6,236)
      Other current assets and amounts due from
        officers and employees                           (242,964)         80,689         31,625
      Income tax receivable                               (21,125)         50,000         39,500
      Other assets                                        (90,200)          4,000         14,634
      Accounts payable, accrued expenses, accrued
        salaries and related taxes                      1,103,061         538,893         87,587
      Accrued income taxes                               (281,569)        150,956         (3,671)
      Deferred revenue                                      5,093          (6,959)       (11,307)
      Customer deposits                                   (12,412)                      (492,575)
                                                      -------------------------------------------
Net cash provided (used) by operating activities        2,191,906       1,579,753       (378,466)

Investing activities
Additions to equipment, net                              (759,204)       (599,474)      (233,267)
                                                      -------------------------------------------
Net cash used in investing activities                    (759,204)       (599,474)      (233,267)


                            Computer Telephone Corp.


                                                                     Year ended March 31
                                                            1996             1995            1994
                                                     -----------------------------------------------
Financing activities
Proceeds from issuance of common stock                  $  119,467      $   182,256     $   115,276
Repayment of notes payable and capital lease
  obligations                                                               (10,260)         (9,553)
Cash paid for fractional shares in connection with
  stock splits                                                (839)            (540)
Purchase of treasury stock                                                                  (72,391)
                                                     -----------------------------------------------
Net cash provided by financing activities                  118,628          171,456          33,332
                                                     -----------------------------------------------
Increase (decrease) in cash and cash equivalents         1,551,330        1,151,735        (578,401)
Cash and cash equivalents at beginning of year           2,390,546        1,238,811       1,817,212
                                                     -----------------------------------------------
Cash and cash equivalents at end of year                $3,941,876       $2,390,546      $1,238,811
                                                     ===============================================


See accompanying notes.

                            Computer Telephone Corp.

                         Notes to Financial Statements

                                 March 31, 1996


1.  Summary of Significant Accounting Policies

The Company's Business

Computer Telephone Corp. (the Company) is primarily engaged in selling network services of the Regional Bell Operating Companies, other telephone operating companies, and long distance carriers in the United States. The significant expense associated with network revenue is sales commissions and in the case of long distance usage income, the cost associated with that long distance network.

Revenues derived from three customers in 1996, 1995 and 1994 represented, respectively, 78%, 77% and 65% of the Company's total revenues. Accounts receivable from these significant customers amounted to 72% and 85% of total accounts receivable at March 31, 1996 and 1995, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of less than three months at the date of acquisition as cash equivalents.

Equipment

Equipment is stated on the basis of cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Revenue Recognition

Commission revenue from the sale of network services is recognized when ordered and, if commissions are based on usage, revenues are recognized as earned. Provisions for cancellations are made at the time revenue is recognized and actual experience has consistently been within management's estimates. Long distance usage income is recognized as the usage accrues on the network.

                            Computer Telephone Corp.

1.  Summary of Significant Accounting Policies (continued)

Income Taxes

The Company provides for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Income Per Share

Net income per share is computed based on the weighted-average number of common and, if dilutive, common equivalent shares outstanding each year. Common equivalent shares result from the assumed exercise of common stock options using the treasury stock method. All income per share and weighted average share information included in the accompanying financial statements has been restated to reflect the common stock splits disclosed in Note 6.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management affect the Company's provision for doubtful accounts, cancellation of orders and certain accrued expenses. Actual results could differ from those estimates.

                            Computer Telephone Corp.

1.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Opinion No. 25 "Accounting for Stock Issued to Employees" and expects to continue to do so in the future.

Reclassifications

Certain amounts in the financial statements for the years ended March 31, 1995 and 1994 have been reclassified to conform with 1996 classifications.

2.  Related-Party Transactions

The installation of telephone systems is generally subcontracted to a company controlled by the Chairman of the Company. Amounts paid to this subcontractor which are based on fair market value amounted to $1,089, $868 and $214,849 in 1996, 1995 and 1994, respectively. Additionally, inventory and equipment purchased from this subcontractor at fair market value amounted to $39,791, $67,753 and $51,229 in 1996, 1995 and 1994, respectively.

The Company leases office space from companies in which the Chairman is a principal. Rent expense for these facilities aggregated $133,949, $213,105 and $357,063 in 1996, 1995 and 1994, respectively. These office space leases expire in 1996 and 1997.

Effective July 1, 1994, the Company began subleasing a part of its Waltham facility to a company controlled by the Chairman of the Company. Terms of the sublease are identical with those included in the Company's lease. Sublease income totaled $73,417 and $55,181 in 1996 and 1995, respectively.

3.  Note Payable

The Company has a revolving line of credit agreement with Fleet Bank which provides for borrowings up to $3,000,000 based upon specified levels of accounts receivable (up from $1,000,000 as amended on April 28, 1995). This line of credit, as amended, expires on August 29, 1996 and bears interest at the prime rate. The agreement provides for compliance with certain covenants, including the maintenance of specified financial ratios. Borrowings are secured by substantially all the assets of the Company. During the years ended March 31, 1996, 1995 and 1994 there were no borrowings under the line of credit.

                            Computer Telephone Corp.

3.  Note Payable (continued)

Interest paid for the years ended March 31, 1996, 1995 and 1994 approximates interest expense.

4.  Leases

The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of March 31, 1996:

                                     Operating       Sublease
                                       Leases         Income             Net
                                   ---------------------------------------------
Year ending March 31:
  1997                              $   799,604      $ (80,930)      $  718,674
  1998                                  848,356        (74,130)         774,226
  1999                                  756,284        (74,130)         682,154
  2000                                  384,045        (18,532)         365,513
  2001                                  283,800        283,800
                                   ---------------------------------------------
Net future minimum lease payments    $3,072,089      $(247,722)      $2,824,367
                                   =============================================

Rental expense for operating leases amounted to $673,321, $697,787 and $596,996 in 1996, 1995 and 1994, respectively. Sublease income amounted to $82,217 and $55,181 in 1996 and 1995, respectively.

                            Computer Telephone Corp.

5.  Long Distance Usage Agreements

On January 15, 1996, the Company entered into a four year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. The potential effect on the financial statements for the year ended March 31, 1996 is immaterial. The Company is in process of renegotiating the terms of the agreement with the long distance service provider.

On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at fixed prices by service during the term of the agreement. The agreement is renewable annually upon its expiration. Under the terms of the agreement, the long distance service provider has the right to terminate the agreement if the Company does not achieve a minimum level of usage. In addition, the Company is not obligated to purchase any minimum level of usage on the network during the term of the agreement.

Prior to the execution of the agreements described above, and through March 31, 1996, the Company also provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage on the network, and there are no other performance obligations.

6.  Stockholders'  Equity

Common Stock

On January 12, 1995, the Board of Directors approved a 25% stock dividend payable to shareholders of record on March 1, 1995. For financial reporting purposes, this transaction has been accounted for as a stock split, effected in the form of a dividend. A total of 623,359 shares of common stock were issued and $540 in cash was paid for fractional share amounts in connection with the split.

On July 13, 1995, the Board of Directors approved a 3 for 2 stock split to shareholders of record on July 25, 1995. A total of 1,560,742 shares of common stock were issued and $839 in cash was paid for fractional share amounts in connection with the split.

                            Computer Telephone Corp.

6.  Stockholders'  Equity (continued)

Common Stock (continued)

On October 10, 1995, the Board of Directors approved a 2 for 1 stock split to shareholders of record on October 23, 1995. A total of 4,718,172 shares of common stock were issued in connection with the split.

Stock Option Plans

Under the terms of its Employees Incentive Stock Option Plan, as amended, the 1985 Stock Option Plan and the 1993 Incentive Stock Option Plan, the Company may grant qualified incentive stock options for the purchase of Common Stock to employees, officers and directors who are employees of the Company for a minimum of six months. In addition, under the terms of its 1985 Stock Option Plan, the Company may grant non-qualified incentive stock options for the purchase of Common Stock to non-employees of the Company. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Nonqualified options may also be granted under the plan to directors, consultants or agents who are not employees and to employees who own more than 10% of the Company's voting securities. Nonqualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

In the event of the termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

                            Computer Telephone Corp.

6.  Stockholders'  Equity (continued)

All share and per share amounts indicated below have been restated for all periods presented, to reflect the stock dividend and stock splits described above. Information relating to these stock option plans for each of the three years in the period ended March 31, 1996, is summarized as follows:

                                                                 Options
                                  Shares         Per Share     Exercisable
                              ---------------------------------------------
Balance at March 31, 1993       2,375,814       $  .25-1.33     1,147,275
                                                              =============
  Options granted               1,315,704          .45-.60
  Options terminated             (953,454)         .25-1.33
  Options exercised              (281,250)         .25
                             --------------------------------

Balance at March 31, 1994       2,456,814       $  .25-1.21       816,405
                                                              =============
  Options granted               1,305,693         1.10-2.38
  Options terminated              (72,189)         .53-1.10
  Options exercised            (2,163,468)         .25-1.21
                             --------------------------------

Balance at March 31, 1995       1,526,850       $  .25-2.38       512,793
                                                              =============
  Options granted               1,000,250        4.46-11.13
  Options terminated             (290,689)         .53-2.98
  Options exercised              (240,533)         .25-1.10
                             --------------------------------

Balance at March 31, 1996       1,995,878       $  .25-11.13      613,824
                             ==============================================

On October 11, 1994, unvested options for the purchase of 949,131 shares, which were initially exercisable in annual installments, were made exercisable in full.

On October 27, 1993, options for the purchase of 597,750 and 76,704 shares were repriced at $0.53 and $0.59 per share, respectively, which was the market value and 110% of the market value of the shares of the Company's common stock at that date. The repricing was accomplished by offering option holders new options in exchange for their old options. Vesting was restarted under the new options.

                            Computer Telephone Corp.

6.  Stockholders'  Equity  (continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on the valuation dates as defined in the Plan. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the Plan during the three years in the period ended March 31, 1996. Indicated below is a summary of shares of common stock purchased by the Plan. All share and per share amounts indicated below have been presented to reflect the stock dividend and stock splits described above.

(Y)In July 1995 and February 1996, the Plan purchased 4,674 shares at $4.889 per share and 2,345 shares at $11.05 per share, respectively.

(Y)In July 1994 and January 1995, the Plan purchased 25,324 shares at $0.553 per share and 19,448 shares at $0.779 per share, respectively.

(Y)In January 1994 and July 1993, the Plan purchased 39,139 and 62,370 shares, respectively, at $0.439 per share.

Preferred Stock

The dividends, liquidation preference, voting rights and other rights of each series of preferred stock, when issued, are to be designated by the Board of Directors prior to issuance.

7.  Defined Contribution Plan

In September 1993, the Company  established a defined  contribution plan (401(k)
plan) covering all employees who meet certain eligibility requirements. Participants may make contributions to the plan up to 15% of their compensation (as defined) up to the maximum established by law. The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the plan were $210,063, $154,748 and $95,640 in 1996, 1995 and 1994, respectively. Administrative costs paid by the Company were $7,982, $2,377 and $5,991 in 1996, 1995 and 1994, respectively.

                            Computer Telephone Corp.

8.  Income Taxes

The provision for income tax expense consisted of the following:

                                                      1996           1995
                                                  ---------------------------
Current payable:
  Federal                                          $2,135,000      $650,000
  State                                               725,000       230,000
                                                  ---------------------------
                                                    2,860,000       880,000
Deferred tax provision (benefit)                     (124,000)      (30,000)
                                                  ---------------------------
                                                   $2,736,000      $850,000
                                                  ===========================

Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                      1996           1995
                                                  ---------------------------

Deferred tax assets:
  Depreciation                                       $107,000     $  60,000
  Accruals and allowances                             220,000       170,000
  Valuation allowance                                               (66,000)
                                                  ---------------------------
Total deferred tax asset                              327,000       164,000

Deferred tax liability:
  Prepaid expenses                                    (11,000)      (11,000)
  Cash surrender value of life insurance policy       (39,000)
                                                  ---------------------------
Total deferred tax liability                          (50,000)      (11,000)
                                                  ---------------------------
Net deferred tax asset                               $277,000      $153,000
                                                  ===========================

                            Computer Telephone Corp.

8.  Income Taxes (continued)

The income tax expense is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

                                                1996          1995        1994
                                            ------------------------------------
Tax at U.S. statutory rate                   $2,322,000    $ 790,000    $48,000
State income taxes, net of federal benefit      466,000      151,000      6,800
Tax effect of permanent differences
  between book and tax income                    33,000       36,000     11,200
Tax benefit of the utilization of NOL
  carryforwards and alternative minimum
  tax credits                                               (107,000)
Other adjustments                               (19,000)
Reduction in valuation allowance                (66,000)     (20,000)
                                            ------------------------------------
                                             $2,736,000    $ 850,000    $66,000
                                            ====================================

Income taxes paid in 1996, 1995 and 1994 amounted to $3,163,000, $679,000 and $77,000, respectively.

9.  Supplemental Cash Flow Information

On March 22, 1996, the Company received shares of common stock with an aggregate fair market value of $251,771 in lieu of cash for settlement of amounts due from an officer. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

On September 15, 1995, the Company received shares of common stock with an aggregate fair market value of $25,039 in lieu of cash for settlement of amount due from a non-employee of $24,000 plus accrued interest of $1,039. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

During the year ended March 31, 1996 and in connection with the exercise of employee stock options, the Company received shares of common stock with an aggregate fair market value of $52,315 in lieu of cash upon the exercise of these options. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

                            Computer Telephone Corp.

9.  Supplemental Cash Flow Information (continued)

During the year ended March 31, 1995, the Company issued shares of common stock to certain stockholders upon the exercise of stock options in exchange for notes receivable in the amount of $159,825. Also, in connection with the exercise of employee stock options, the Company received shares of common stock with an aggregate fair market value of $1,274,378 in lieu of cash upon the exercise of these options. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

These non-cash transactions have been excluded from the statements of cash flows for the years ended March 31, 1996 and 1995.

                 Schedule II--Valuation and Qualifying Accounts

                            Computer Telephone Corp.


- ------------------------------------------------------------------------------------------------------------------------------
               COL. A                   COL. B                          COL. C                   COL. D          COL. E
- ------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                          ------------------------------------
                                                                 (1)               (2)
                                                                             Charged to Other
                                      Balance at           Charged to Costs     Accounts--     Deductions--   Balance at End
            DESCRIPTION          Beginning of Period         and Expenses        Describe        Describe       of Period
- ------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1996:
  Allowance for doubtful accounts      $128,452                $61,763                                           $190,215

Year ended March 31, 1995:
  Allowance for doubtful accounts        70,401                 80,000                          $21,949 (a)       128,452

Year ended March 31, 1994:
  Allowance for doubtful accounts        48,650                 45,000                           23,249 (a)        70,401

(a) = Bad debts written off and collections.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUTER TELEPHONE CORP.
                                     By /S/ Robert J. Fabbricatore
                                        --------------------------
                                            Robert J. Fabbricatore
                                            Chairman and CEO


                                     By  /S/ John D. Pittenger
                                         --------------------------
                                             John D. Pittenger
                                             Vice President, Finance, Treasurer,
                                             and Chief Financial Officer

Date:  June 28, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                     By  /S/ Robert J. Fabbricatore
                                         --------------------------
                                             Robert J. Fabbricatore
                                             Chairman


                                     By  /S/ Philip J. Richer
                                         --------------------------
                                             Philip J. Richer
                                             Director


                                     By  /S/ Alphonse M. Lucchese
                                         --------------------------
                                             Alphonse M. Lucchese
                                             Director


                                     By  /S/ Richard J. Santagati
                                         --------------------------
                                             Richard J. Santagati
                                             Director


                                     By  /S/ J. Richard Murphy
                                         --------------------------
Date: June 28, 1996                          J. Richard Murphy
                                             Director