Form 10-K/A
period 1996-03-31
COMPUTER TELEPHONE CORP
filed 1996-07-24
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K/A
                    AMENDMENT NO. 1 TO
                          FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended ended March 31, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [X]      No

Based on the closing sale price on June 12, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90,469,000.

At June 12, 1996, 9,584,421 shares of the Registrant's Common
Stock were outstanding.

FORM 10K-A FOR THE PERIOD ENDED MARCH 31, 1996

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                COMPUTER TELEPHONE CORP.

                               /S/  ROBERT FABBRICATORE
                               ---------------------------
                                Robert Fabbricatore,
                                Chairman and CEO

                                /S/  JOHN D. PITTENGER
                                ---------------------------
                                John D. Pittenger,
                                Vice President, Finance, Treasurer,
                                and Chief Financial Officer
Date: July 24, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                 /S/  ROBERT J. FABBRICATORE
                                 --------------------------------
                                 Robert J. Fabbricatore, Chairman

                                 /S/  PHILIP J. RICHER
                                 --------------------------------
                                 Philip J. Richer, Director

                                 /S/  ALPHONSE M. LUCCHESE
                                 --------------------------------
                                  Alphonse M. Lucchese, Director

                                  /S/  RICHARD J. SANTAGATI
                                  -------------------------------
                                  Richard J. Santagati, Director

                                  /S/  J. RICHARD MURPHY
                                 -------------------------------
                                  J. Richard Murphy, Director

Date: July 24, 1996