Form 10-K/A
period 1996-03-31
COMPUTER TELEPHONE CORP
filed 1996-08-08
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K/A
                    AMENDMENT NO. 2 TO
                          FORM 10-K

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

                                /S/  JOHN D. PITTENGER
                                ---------------------------
                                John D. Pittenger,
                                Vice President, Finance, Treasurer,
                                and Chief Financial Officer
Date: August 7, 1996

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

Date: August 7, 1996