Form 10-Q
period 1996-06-30
COMPUTER TELEPHONE CORP
filed 1996-08-08
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes    [X]       No  [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of July 25, 1996, 9,590,905 shares of Common Stock were outstanding.

                         COMPUTER TELEPHONE CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                         PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of June 30 and March 31, 1996                3

                        Condensed Statements of Income
                        Three Months Ended June 30, 1996 and 1995       4

                        Condensed Statements of Cash Flows
                        Three Months Ended June 30, 1996 and 1995       5

                        Notes to Condensed Financial Statements         6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   7-8

SIGNATURES                                                              9

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

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K

                        The following exhibit is included herein:

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months ended
                              June 30, 1995 and 1994

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                     COMPUTER TELEPHONE CORP
                                    CONDENSED BALANCE SHEETS

                                             June 30, 1996       March 31, 1996
                                             -------------       --------------
ASSETS
Current Assets
Cash and cash equivalents                    $  4,014,819        $  3,941,876
Accounts receivable, net                        8,153,628           6,557,229
Inventories                                        25,832              25,190
Prepaid expenses and other current assets         421,933             365,699
                                             -------------       -------------
     Total Current Assets                    $ 12,616,212        $ 10,889,994

Furniture, Fixtures and Equipment               6,164,725           6,046,493
Less accumulated depreciation                  (4,981,755)         (4,822,755)
                                             -------------       -------------
     Total Equipment                            1,182,970           1,223,738

Deferred tax asset                                277,000             277,000
Other assets                                      117,285             118,485
                                             -------------       -------------
     Total Assets                            $ 14,193,467        $ 12,509,217
                                             =============       =============
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts payable and accrued expenses        $  1,268,093        $  1,176,804
Accrued salaries and related taxes              2,075,307           1,828,288
Accrued income taxes                              149,400                   0
Deferred revenue                                   10,829               9,302
                                             -------------       -------------
     Total Current Liabilities                  3,503,629           3,014,394

Stockholders' Equity

Common stock                                       95,849              95,841
Additional paid in capital                      4,645,810           4,644,988
Retained-earnings                               6,084,004           4,889,819
                                             -------------       -------------
                                               10,825,663           9,630,648
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity                10,689,838           9,494,823
                                             -------------       -------------
     Total Liabilities and
     Stockholders' Equity                    $ 14,193,467        $ 12,509,217
                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                        COMPUTER TELEPHONE CORP
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1996                1995
                                                       -------------       -------------
Revenue
   Network service commission income                   $  6,755,680        $  5,856,699
   Long distance usage income                             2,251,781           1,048,576
                                                       -------------       -------------
                                                          9,007,461           6,905,275
Costs and expenses
   Cost of long distance network                          1,681,855             827,844
   Selling, general and administrative expenses           5,334,803           4,956,847
                                                       -------------       -------------
                                                          7,016,658           5,784,691
                                                       -------------       -------------
Income from operations                                    1,990,803           1,120,584

Other
   Interest income                                           41,627              32,024
   Interest expense                                            (625)                  0
   Other                                                      2,581                  (8)
                                                       -------------       -------------
                                                             43,583              32,016
                                                       -------------       -------------
Income before income taxes                                2,034,386           1,152,600

Provision for income taxes                                  840,200             463,350
                                                       -------------       -------------
Net income                                             $  1,194,186        $    689,250
                                                       =============       =============
Net income per common share

   Primary                                             $       0.11        $       0.07
                                                       =============       =============
   Fully diluted                                       $       0.11        $       0.07
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,981,028          10,269,960
                                                       =============       =============
   Fully diluted                                         10,981,028          10,344,639
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                         COMPUTER TELEPHONE CORP
                   CONDENSED STATEMENT OF CASH FLOWS

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1996                1995
                                                       -------------       -------------
OPERATING ACTIVITIES
Net Income                                             $  1,194,186        $    689,250

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                            159,000             138,000

Changes in noncash working capital items:
   Accounts receivable                                   (1,596,399)           (971,478)
   Inventories                                                 (642)              4,425
   Other current assets                                     (56,234)            (57,734)
   Other assets                                               1,200               1,200
   Accounts payable                                          91,288             (65,613)
   Accrued liabilities                                      247,019             327,520
   Deferred revenue                                           1,527              (4,209)
   Accrued taxes                                            149,400             (16,050)
                                                       -------------       -------------
Net cash provided by operating activities                   190,345              45,311


INVESTING ACTIVITIES

Additions to equipment                                     (118,232)            (99,614)
                                                       -------------       -------------
Net cash used in investing activities                      (118,232)            (99,614)


FINANCING ACTIVITIES

Proceeds from the issuance of common stock                      830                   0
                                                       -------------       -------------
Net cash used by financing activities                           830                   0


Increase (decrease) in cash                                  72,943             (54,303)
Cash at beginning of year                                 3,941,876           2,390,546
                                                       -------------       -------------

Cash and cash equivalents at end of period             $  4,014,819        $  2,336,243
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                        COMPUTER TELEPHONE CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the year ended March 31, 1996.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO MARCH 31, 1996

On July 8, 1996, the Computer Telephone Corp. Employee Stock
Purchase Plan purchased 2,998 shares of Common Stock from the Company at $11.05 for the purchase period ended June 30, 1996.

Through July 25, 1996, 3,018 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of common stock options using the treasury stock method. All income per share and weighted average share information have been restated to reflect the 3-for-2 stock split effective July 25, 1995 and the 2-for-1 stock split effective October 23, 1995.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

Total revenues for the first quarter of Fiscal 1997 increased 30%
to approximately $9,007,000 as compared to approximately $6,905,000 for the same period of the preceding year (Fiscal 1996). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 15% to approximately $6,756,000 as compared to approximately $5,857,000 for the first quarter of Fiscal 1996. Long distance usage income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance network, increased 115% to approximately $2,252,000 as compared to approximately $1,049,000 for the same period of the preceding year.

The increase in revenues is primarily attributable to a growing base of business in the Northeast, where the Company is paid a residual fee to actively manage a substantial group of customers on behalf of NYNEX-New England, NYNEX-New York, and Southern New England Telephone. The Company added account executives to secure additional customers under these programs, and continued to leverage these relationships by adding collateral products, such as prepaid debit cards, conference calling, broadcast faxing, and INTERNET access, in addition to our long distance products.

Selling, general, and administrative expenses increased approximately 8% to $5,335,000 for the first quarter of Fiscal
1997 as compared to $4,957,000 for the first quarter of Fiscal 1996. This increase is attributable to the increase in variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. As a percentage of revenues, these S,G & A expenses were approximately 59% for Fiscal 1997, as compared to approximately 72% for Fiscal 1996, reflecting the positive leverage effect of increased sales and the continuing efforts by the Company to control operating expenses.

Operating income for the first quarter of Fiscal 1997 increased to approximately $1,991,000, as compared to approximately $1,121,000 for the same period of Fiscal 1996, an increase of 78%. Net income for the quarter increased to approximately $1,194,000, as compared to approximately $689,000, an increase of 73%. The Company will utilize an effective tax rate of approximately 41% for Fiscal 1997.

The period ended June 30, 1996 marks the twelfth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and leveraging customer opportunities, combined with continuing efforts to control costs, should result in a continuation of this trend throughout Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 amounted to approximately
$9,113,000, as compared to $7,876,000 at March 31, 1996, an
increase of 16%. Cash balances at June 30, 1996 totaled approximately $4,015,000.

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


                                  COMPUTER TELEPHONE CORP.


Date: August 7, 1996                /S/  ROBERT FABBRICATORE
                                    -------------------------
                                         Robert Fabbricatore
                                         Chairman and CEO


Date: August 7, 1996               /S/  JOHN D. PITTENGER
                                   -----------------------
                                        John D. Pittenger
                                        Treasurer