Form 10-Q
period 1996-09-30
CTC COMMUNICATIONS CORP
filed 1996-11-12
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 1996.

Commission File Number 0-13627.

              CTC COMMUNICATIONS CORP.
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

               Computer Telephone Corp.
(Former name, former address and former fiscal year, if changed since last report)


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

As of November 6, 1996, 9,601,155 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of September 30 and March 31, 1996             3

                        Condensed Statements of Income
                        Three Months Ended September 30, 1996 and 1995    4

                        Condensed Statements of Income
                        Six Months Ended September 30, 1996 and 1995      5

                        Condensed Statements of Cash Flows
                        Six Months Ended September 30, 1996 and 1995      6

                        Notes to Condensed Financial Statements           7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     8-10


Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                                 Inapplicable

            Item 2.     Changes in Securities                             Inapplicable

            Item 3.     Default Upon Senior Securities                    Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                           11

            Item 5.     Other Information                                 Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K

                        The following exhibit is included herein:

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months and Six Months ended
                              September 30, 1996 and 1995



The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                          CTC COMMUNICATIONS CORP.
                          CONDENSED BALANCE SHEETS

                                              September 30,              March 31,
                                                  1996                     1996
                                             ---------------          --------------
ASSETS
Current Assets
Cash and cash equivalents                    $  3,633,957             $  3,941,876
Accounts receivable, net                        9,588,788                6,557,229
Inventories                                        19,193                   25,190
Prepaid expenses and other current assets         590,803                  365,699
                                             -------------            -------------
     Total Current Assets                    $ 13,832,741             $ 10,889,994

Furniture, Fixtures and Equipment               6,379,794                6,046,493
Less accumulated depreciation                  (5,149,755)              (4,822,755)
                                             -------------            -------------
     Total Equipment                            1,230,039                1,223,738

Deferred tax asset                                277,000                  277,000
Other assets                                      115,835                  118,485
                                             -------------            -------------
     Total Assets                            $ 15,455,615             $ 12,509,217
                                             =============            =============
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts payable and accrued expenses        $  1,576,383             $  1,176,804
Accrued salaries and related taxes              2,081,062                1,828,288
Deferred revenue                                   13,495                    9,302
                                             -------------            -------------
     Total Current Liabilities                  3,670,940                3,014,394

Stockholders' Equity

Common stock                                       96,011                   95,841
Additional paid in capital                      4,691,656                4,644,988
Retained-earnings                               7,132,833                4,889,819
                                             -------------            -------------
                                               11,920,500                9,630,648
Amounts due from stockholders                    (135,825)                (135,825)
                                             -------------            -------------
     Total Stockholders' Equity                11,784,675                9,494,823
                                             -------------            -------------
     Total Liabilities and
     Stockholders' Equity                    $ 15,455,615             $ 12,509,217
                                             =============            =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                       September 30,       September 30,
                                                           1996                1995
                                                       -------------       -------------
Revenue
   Network service commission income                   $  6,827,449        $  6,899,380
   Resale product usage income                            2,789,619           1,296,139
                                                       -------------       -------------
                                                          9,617,068           8,195,519
Costs and expenses
   Cost of resale product                                 2,153,225           1,016,153
   Selling, general and administrative expenses           5,719,936           5,629,471
                                                       -------------       -------------
                                                          7,873,161           6,645,624
                                                       -------------       -------------
Income from operations                                    1,743,907           1,549,895

Other
   Interest income                                           43,878              35,548
   Interest expense                                          (5,781)               (569)
   Other                                                      5,824               9,126
                                                       -------------       -------------
                                                             43,921              44,105
                                                       -------------       -------------
Income before income taxes                                1,787,828           1,594,000

Provision for income taxes                                  739,000             645,500
                                                       -------------       -------------
Net income                                             $  1,048,828        $    948,500
                                                       =============       =============
Net income per common share

   Primary                                             $       0.10        $       0.09
                                                       =============       =============
   Fully diluted                                       $       0.10        $       0.09
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,821,505          10,521,070
                                                       =============       =============
   Fully diluted                                         10,867,983          10,575,546
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                               Six Months Ended
                                                       September 30,       September 30,
                                                           1996                1995
                                                       -------------       -------------
Revenue
   Network service commission income                   $ 13,575,690        $ 12,756,080
   Resale product usage income                            5,048,838           2,344,715
                                                       -------------       -------------
                                                         18,624,528          15,100,795
Costs and expenses
   Cost of resale product                                 3,832,413           1,843,997
   Selling, general and administrative expenses          11,057,406          10,586,320
                                                       -------------       -------------
                                                         14,889,819          12,430,317
                                                       -------------       -------------
Income from operations                                    3,734,709           2,670,478

Other
   Interest income                                           85,506              67,572
   Interest expense                                          (6,406)               (569)
   Other                                                      8,405               9,119
                                                       -------------       -------------
                                                             87,505              76,122
                                                       -------------       -------------
Income before income taxes                                3,822,214           2,746,600

Provision for income taxes                                1,579,200           1,108,850
                                                       -------------       -------------
Net income                                             $  2,243,014        $  1,637,750
                                                       =============       =============
Net income per common share

   Primary                                             $       0.21        $       0.16
                                                       =============       =============
   Fully diluted                                       $       0.21        $       0.16
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,901,267          10,395,570
                                                       =============       =============
   Fully diluted                                         10,924,506          10,460,146
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                       September 30,       September 30,
                                                           1996                1995
                                                       -------------       -------------
OPERATING ACTIVITIES
Net Income                                             $  2,243,014        $  1,637,750

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                            327,000             286,000

Changes in noncash working capital items:
   Accounts receivable                                   (3,031,559)         (1,532,633)
   Inventories                                                5,997              10,041
   Other current assets                                    (225,104)            (64,694)
   Other assets                                               2,650               2,400
   Accounts payable                                         399,579             359,445
   Accrued liabilities                                      252,774             733,596
   Accrued taxes                                                  0            (241,350)
   Deferred revenue                                           4,193                   0
                                                       -------------       -------------
Net cash provided by operating activities                   (21,456)          1,190,555


INVESTING ACTIVITIES

Additions to equipment                                     (333,301)           (315,830)
                                                       -------------       -------------
Net cash used in investing activities                      (333,301)           (315,830)


FINANCING ACTIVITIES

Proceeds from the issuance of common stock                   46,838              56,782
Dividends Paid                                                    0                (840)
                                                       -------------       -------------
Net cash used by financing activities                        46,838              55,942


Increase (decrease) in cash                                (307,919)            930,637
Cash at beginning of year                                 3,941,876           2,390,546
                                                       -------------       -------------

Cash and cash equivalents at end of period             $  3,633,957        $  3,321,183
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.
In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO JUNE 30, 1996

On July 8, 1996, the Computer Telephone Corp. Employee Stock
Purchase Plan purchased 2,998 shares of Common Stock from the Company at $11.05 for the purchase period ended June 30, 1996.

Through October 25, 1996, 13,268 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock shares result from the assumed exercise of common stock options using the treasury stock method. All income per share and weighted average share information have been restated to reflect the 2-for-1 stock split effective October 23, 1995.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995.

Total revenues for the second quarter of Fiscal 1997 increased 17% to $9,617,000 from $8,196,000 for the same period for the preceding year (Fiscal 1996). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, decreased 1% to $6,827,000 for the three months ended September 30, 1996, from $6,899,000 for the second quarter of Fiscal 1996. Resale product usage income, which represents the gross billings to commercial accounts on the Company's long distance and Internet access networks, increased 115% to $2,790,000 from $1,296,000 for the same period of the preceding fiscal year.

Total revenues for the six month period ended September 30, 1996 increased 23% to $18,625,000 from $15,101,000 for the same period of Fiscal 1996. Network service commission income increased 6% to $13,576,000 from $12,756,000 for the same period of the preceding fiscal year. For the six month period, the Company recognized resale product usage income of $5,049,000 as compared to $2,345,000 for the same period of Fiscal 1996, an increase of 115%.

Network service commission income experienced a 2% decrease and 6% increase, respectively, for the three and six months ended September 30, 1996, as compared to the same periods of the prior fiscal year. In both periods there was a sharp increase in the development of new customer relationships, as well as substantial growth in unit sales. These increases were offset by substantial decreases in certain fees and commissions payable under the Company's 1996 NYNEX Sales Agency Contract, which is adjusted annually.

For the quarter ended September 30, 1996, resale product usage income included revenues derived from the reselling of Internet access charges. The Company intends to further leverage its customer relationships by offering additional telecommunications products, including wireless services and pagers, in subsequent quarters.

Selling, general, and administrative expenses increased 2% to $5,720,000 for the second quarter of Fiscal 1997 as compared to $5,629,000 for the second quarter of Fiscal 1996. For the six month period ended September 30, 1996, selling, general and administrative expenses increased 4% to $11,057,000, as compared to $10,586,000 for the same period of the preceding fiscal year.

These increases are directly attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the increases in revenues. As a percentage of revenues, these selling, general and administrative expenses were 60% and 59%, respectively, for the three and six month periods of Fiscal 1997, as compared to 69% and 70%, respectively, for the corresponding periods of Fiscal 1996. These relative reductions reflect the continuing efforts by the Company to control operating expenses, as well as the positive financial impact of increased sales to the same customer base.

During the quarter ended September 30, 1996, the Company expanded its operations and entered into a lease for larger office space in New York City, and opened new branches in Albany, NY and Braintree and Marlborough, Massachusetts. The Company currently has the office space capacity to expand its sale force to its goal of approximately 170 account executives by the spring of 1997, from its current sales force of 125.

Operating income for the second quarter of Fiscal 1997 increased to $1,744,000 from $1,550,000 for the same period of Fiscal 1996. For the six months ended September 30, 1996, operating income increased to $3,735,000 from $2,670,000 for the same six month period of Fiscal 1996. The Company estimates that it will utilize an effective tax rate of approximately 41% for the balance of Fiscal 1997.

On October 10, 1995, the Company announced a 2-for-1 stock split, effective October 23, 1995.

The period ended September 30, 1996 marks the thirteenth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and offering additional products to these same customers, when combined with continuing efforts to control costs, should result in continued profitability throughout the balance of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 amounted to $10,162,000, as compared to $7,876,000 at March 31, 1996, an increase of 29%. Cash balances at September 30, 1996 totaled $3,634,000.

On September 26, 1996, the Company amended its revolving line of credit agreement with Fleet Bank, which is available under certain conditions, to provide for an increase in the credit line to $5,000,000 from $3,000,000 at the prime rate of interest, with additional LIBOR pricing options.

The Company presently has no bank debt and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the next twelve months.


The foregoing statements in Part I Item 2 regarding the Company's intent to further leverage its customer relationships, its intent to expand its sales force, its expectation of continued profitability throughout the remainder of Fiscal 1997 and its ability to meet its cash requirements for the next 12 months are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the Company's inability to hire and retain experienced account executives, unfavorable changes for 1997 in the commissions payable to the Company under its NYNEX Sales Agency Agreement, and increased competitive pressures from current and additional resellers of local and long-distance telephone services.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1996 Annual Meeting of Stockholders of the Company was held on September 26, 1996.

(b)     Not applicable.

(c)     Each nominee for director received the following votes:

                                                     Withhold
Name                           For                   Authority
---------------------------------------------------------------
Robert J. Fabbricatore       5,035,735                1,052
Philip J. Richer             5,035,835                  952
Richard J. Santagati         5,035,735                1,052
J. Richard Murphy            5,035,735                1,052
Henry Hermann                5,035,735                1,052

The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of absentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   No Vote
---------------------------------------------------------------------------------
Amendment to Articles of
Organization to change the
name of Company to
"CTC Communications Corp."    5,016,485        1,128       18,174       1,000

To approve adoption of the
Company's 1996 Stock
Option Plan                   4,793,505      233,108        9,174       1,000

To approve selection of
Ernst & Young as
accountants for the
Company for the fiscal
year ending 3/31/97           5,033,561        3,126          100          0

(d)     Not applicable.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                   CTC COMMUNICATIONS CORP.


Date: November 11, 1996             /S/  ROBERT FABBRICATORE
                                    -------------------------
                                         Robert Fabbricatore
                                         Chief Executive
                                         Officer


Date: November 11, 1996            /S/  JOHN D. PITTENGER
                                   -----------------------
                                        John D. Pittenger
                                        Chief Financial
                                        Officer