Form 10-Q
period 1996-12-31
CTC COMMUNICATIONS CORP
filed 1997-02-12
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended December 31, 1996.

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

As of February 4, 1997, 9,611,429 shares of Common Stock, par value $.01 per share, were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of December 31 and March 31, 1996              3

                        Condensed Statements of Income
                        Three Months Ended December 31, 1996 and 1995     4

                        Condensed Statements of Income
                        Nine Months Ended December 31, 1996 and 1995      5

                        Condensed Statements of Cash Flows
                        Nine Months Ended December 31, 1996 and 1995      6

                        Notes to Condensed Financial Statements           7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     8-10


Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                                 Inapplicable

            Item 2.     Changes in Securities                             10

            Item 3.     Default Upon Senior Securities                    Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                          Inapplicable

            Item 5.     Other Information                                 Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K

                        The following exhibits are included herein:

                       (3.1)  Restated Articles of Organization,
                              as amended

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months and Nine Months ended
                              December 31, 1996 and 1995



The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                          CTC COMMUNICATIONS CORP.
                          CONDENSED BALANCE SHEETS

                                               December 31,              March 31,
                                                  1996                     1996
                                             ---------------          --------------
ASSETS
Current Assets
Cash and cash equivalents                    $  4,661,663             $  3,941,876
Accounts receivable, net                        9,382,002                6,557,229
Inventories                                         1,600                   25,190
Prepaid expenses and other current assets         692,785                  365,699
                                             -------------            -------------
     Total Current Assets                    $ 14,738,050             $ 10,889,994

Furniture, Fixtures and Equipment               6,706,987                6,046,493
Less accumulated depreciation                  (5,329,755)              (4,822,755)
                                             -------------            -------------
     Total Equipment                            1,377,232                1,223,738

Deferred tax asset                                277,000                  277,000
Other assets                                      114,635                  118,485
                                             -------------            -------------
     Total Assets                            $ 16,506,917             $ 12,509,217
                                             =============            =============
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts payable and accrued expenses        $  1,378,874             $  1,176,804
Accrued salaries and related taxes              2,163,466                1,828,288
Deferred revenue                                    6,352                    9,302
Customer deposits                                   2,220                        0
                                             -------------            -------------
     Total Current Liabilities                  3,550,912                3,014,394

Stockholders' Equity

Common stock                                       96,109                   95,841
Additional paid in capital                      4,703,888                4,644,988
Retained-earnings                               8,291,833                4,889,819
                                             -------------            -------------
                                               13,091,830                9,630,648
Amounts due from stockholders                    (135,825)                (135,825)
                                             -------------            -------------
     Total Stockholders' Equity                12,956,005                9,494,823
                                             -------------            -------------
     Total Liabilities and
     Stockholders' Equity                    $ 16,506,917             $ 12,509,217
                                             =============            =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                        December 31,        December 31,
                                                           1996                1995
                                                       -------------       -------------
Revenue
   Network service commission income                   $  7,265,608        $  7,003,197
   Resale product usage income                            2,928,179           1,323,601
                                                       -------------       -------------
                                                         10,193,787           8,326,798
Costs and expenses
   Cost of resale product                                 2,261,625           1,049,858
   Selling, general and administrative expenses           6,000,420           5,334,676
                                                       -------------       -------------
                                                          8,262,045           6,384,534
                                                       -------------       -------------
Income from operations                                    1,931,742           1,942,264

Other
   Interest income                                           48,126              49,727
   Interest expense                                          (3,237)                (34)
   Other                                                      2,369                  43
                                                       -------------       -------------
                                                             47,258              49,736
                                                       -------------       -------------
Income before income taxes                                1,979,000           1,992,000

Provision for income taxes                                  820,000             817,000
                                                       -------------       -------------
Net income                                             $  1,159,000        $  1,175,000
                                                       =============       =============
Net income per common share

   Primary                                             $       0.11        $       0.11
                                                       =============       =============
   Fully diluted                                       $       0.11        $       0.11
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,705,803          10,672,928
                                                       =============       =============
   Fully diluted                                         10,705,803          10,672,928
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                               Nine Months Ended
                                                        December 31,        December 31,
                                                           1996                1995
                                                       -------------       -------------
Revenue
   Network service commission income                   $ 20,841,300        $ 19,759,276
   Resale product usage income                            7,977,015           3,668,316
                                                       -------------       -------------
                                                         28,818,315          23,427,592
Costs and expenses
   Cost of resale product                                 6,094,038           2,893,855
   Selling, general and administrative expenses          17,057,826          15,920,994
                                                       -------------       -------------
                                                         23,151,864          18,814,849
                                                       -------------       -------------
Income from operations                                    5,666,451           4,612,743

Other
   Interest income                                          133,632             117,299
   Interest expense                                          (9,643)               (604)
   Other                                                     10,774               9,162
                                                       -------------       -------------
                                                            134,763             125,857
                                                       -------------       -------------
Income before income taxes                                5,801,214           4,738,600

Provision for income taxes                                2,399,200           1,925,850
                                                       -------------       -------------
Net income                                             $  3,402,014        $  2,812,750
                                                       =============       =============
Net income per common share

   Primary                                             $       0.31        $       0.27
                                                       =============       =============
   Fully diluted                                       $       0.31        $       0.27
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,836,112          10,487,978
                                                       =============       =============
   Fully diluted                                         10,851,605          10,529,669
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                        December 31,        December 31,
                                                           1996                1995
                                                       -------------       -------------
OPERATING ACTIVITIES
Net Income                                             $  3,412,014        $  2,812,750

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                            507,000             439,000

Changes in noncash working capital items:
   Accounts receivable                                   (2,824,773)         (2,375,672)
   Inventories                                               23,590              10,322
   Other current assets                                    (327,086)           (161,045)
   Other assets                                               3,850               3,600
   Accounts payable                                         202,070             434,980
   Accrued liabilities                                      335,178             843,352
   Accrued taxes                                                  0            (372,494)
   Deferred revenue                                          (2,950)                  0
   Customer deposits                                          2,220                   0
                                                       -------------       -------------
Net cash provided by operating activities                 1,321,113           1,634,793


INVESTING ACTIVITIES

Additions to equipment                                     (660,494)           (377,810)
                                                       -------------       -------------
Net cash used in investing activities                      (660,494)           (377,810)


FINANCING ACTIVITIES

Proceeds from the issuance of common stock                   59,168              71,217
Dividends Paid                                                    0                (840)
                                                       -------------       -------------
Net cash used by financing activities                        59,168              70,377


Increase in cash                                            719,787           1,327,360
Cash at beginning of year                                 3,941,876           2,390,546
                                                       -------------       -------------

Cash and cash equivalents at end of period             $  4,661,663        $  3,717,906
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO SEPTEMBER 30, 1996

Through February 4, 1997, 10,274 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of shares of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock shares result from the assumed exercise of common stock options using the treasury stock method.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
DECEMBER, 31 1996 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS
ENDED DECEMBER 31, 1995.

Total revenues for the third quarter of Fiscal 1997 increased 22% to $10,194,000 from $8,327,000 for the same period for the preceding year (Fiscal 1996). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 4% to $7,266,000 for the three months ended December 31, 1996 from $7,003,000 for the third quarter of Fiscal 1996. Resale product usage income, which represents the gross billings to commercial accounts on the Company's long distance and Internet access networks, increased 121% to $2,928,000 from $1,324,000 for the same period of the preceding fiscal year.

Total revenues for the nine month period ended December 31, 1996 increased 23% to $28,818,000 from $23,428,000 for the same period of Fiscal 1996. Network service commission income increased 5% to $20,841,000 from $19,759,000 for the same period of the preceding fiscal year. For the nine month period, the Company recognized resale product usage income of $7,977,000 as compared to $3,668,000 for the same period of Fiscal 1996, an increase of 117%.

Network service commission income increased 4% and 5%, respectively, for the three and nine months ended December 31, 1996, as compared to the same periods of the prior fiscal year. In both periods there was a sharp increase in the development of new customer relationships, as well as substantial growth in unit sales. These increases were mitigated substantial decreases in certain fees and commissions payable under the Company's 1996 NYNEX Sales Agency Contract, which is adjusted annually. The recently negotiated 1997 Sales Agency Contract resulted in no significant changes in overall commission rates from 1996 levels. Accordingly, anticipated increases in unit sales are expected to result in increases in revenue during calendar 1997.

For the quarter ended December 31, 1996, resale product usage income included revenues derived from the reselling of Internet access charges, as well as long distance services. The Company intends to further leverage its customer relationships by offering additional telecommunications products, including frame relay, wireless services and pagers in subsequent quarters.

Selling, general, and administrative expenses increased 12% to $6,000,000 for the third quarter of Fiscal 1997 as compared to $5,335,000 for the third quarter of Fiscal 1996. For the nine month period ended December 31, 1996, selling, general and administrative expenses increased 7% to $17,058,000, as compared to $15,921,000 for the same period of the preceding fiscal year.

These increases are primarily attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the increases in revenues. In addition, the Comany has increased the number of sales offices, particularly in the Northeast, and hired additional account executives. The Company also expanded the facilities at several of its existing sales branches. The Company currently has the office space capacity to expand its sales force to its goal of approximately 170 account executives by the end of 1997, from its current sales force of 125. During the same periods, the Company also made additional investments in its information systems.

Operating income for the third quarter of Fiscal 1997 decreased to $1,932,000 from $1,942,000 for the same period of Fiscal 1996. For the nine months ended December 31, 1996, operating income increased to $5,666,000 from $4,613,000 for the same nine month period of Fiscal 1996. The Company estimates that it will utilize an effective tax rate of approximately 41% for the balance of Fiscal 1997.

The period ended December 31, 1996 marks the fourteenth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and offering additional products to these same customers, when combined with continuing efforts to control costs, should result in continued profitability throughout the balance of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1996 amounted to $11,187,000, as compared to $7,876,000 at March 31, 1996, an increase of 42%.
Cash balances at December 31, 1996 totaled $4,662,000.

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

The foregoing statements in Part I Item 2 regarding the Company's intent to further leverage its customer relationships, its intent to expand its sales force, its expectation of continued profitability throughout the remainder of Fiscal 1997, its expectation of increased network service commission income in 1997 and its ability to meet its cash requirements for the next 12 months are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the Company's inability to hire and retain experienced account executives and increased competitive pressures from current and additional suppliers of local and long-distance telephone services.

Part II

Item 2

(c) During the quarter ended December 31, 1996, the registrant issued a total of 9,787 shares of common stock for an aggregate consideration of $12,330.70 pursuant to the exercise of employee incentive stock options by five employees of the registrant. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates and stop transfer orders given to the registrant's transfer agent. All recipients had adequate access to information regarding the registrant.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                   CTC COMMUNICATIONS CORP.


Date: February 12, 1997             /s/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chief Executive
                                         Officer


Date: February 12, 1997            /s/  JOHN D. PITTENGER
                                   -----------------------------
                                        John D. Pittenger
                                        Chief Financial
                                        Officer