Form 10-Q/A
period 1996-12-31
CTC COMMUNICATIONS CORP
filed 1997-02-19
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q/A
                    AMENDMENT NO. 1 TO
                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarter ended December 31, 1996.

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

FORM 10Q-A FOR THE QUARTER ENDED DECEMBER 31, 1996

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                   CTC COMMUNICATIONS CORP.


Date: February 18, 1997             /s/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chief Executive
                                         Officer


Date: February 18, 1997            /s/  JOHN D. PITTENGER
                                   -----------------------------
                                        John D. Pittenger
                                        Chief Financial
                                        Officer