Form 10-K
period 1997-03-31
CTC COMMUNICATIONS CORP
filed 1997-06-25
CIK 764841

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price on June 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,690,000.

At June 17, 1997, 9,924,152 shares of the Registrant's Common
Stock were outstanding.

PART I

In addition to historical information, this Annual Report contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the Company's intent to expand its non-facilities based reseller operations, its intent to expand its sales force, its expectation that commission payments under its agreement with NYNEX will not be materially reduced over the remainder of the term of the agreement and the Company's ability to meet its cash requirements for the next 12 months. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors that May Affect Future Results" at the end of this Item 1. and in Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1.  BUSINESS

GENERAL OVERVIEW

CTC Communications Corp. (the "Company") was organized under the laws of the Commonwealth of Massachusetts under the name
"Computer Telephone Corp." in 1980 and in September 1996, changed its name to "CTC Communications Corp."

The Company is engaged in the sale of local communication services under non-exclusive agency agreements with NYNEX (since
1984), Southern New England Telephone (1990), Pacific Bell Telephone (1990), and Ameritech Corporation (1990), and long distance services on the networks of Cable and Wireless Communications, Inc. (1992), Wiltel, Inc. (1993), Frontier Communications International, Inc. (1995), and IXC Communications Inc. (1996). In addition, the Company markets Internet access on behalf of NETCOM On-line Communications Services, Inc., wireless communications services on the GEOTEK Communications network and frame relay data services on the Intermedia Communications, Inc. platform. The Company also markets a variety of specialized products, including prepaid calling cards, broadcast fax and conference calling, to its customer base.

Under its agency agreements, the Company acts as a distribution channel for these companies and markets discount telephone calling plans, 800 services, Centrex systems, data transport and long distance services, and performs other management services on a commission basis. The Company operates under written agreements which are generally for terms of one to three years and can be canceled by either party on 30 to 60 days notice. The agreements generally provide for automatic one year renewals provided certain minimum sales goals are satisfied. The Company's primary market for the sale of such network services consist of commercial customers with annual telephone billings between $10,000 and $250,000.

The Company presently records as network service commission income the commissions and fees it earns from the Regional Bell Operating Companies ("RBOCs") and other carriers as an independent sales agent. The agency agreements with the RBOCs generally provide for payment of commissions based on unit product sales, and in some cases, the commission is based on the actual usage of the network by the customer. In addition, under contracts with NYNEX and Southern New England Telephone, the Company is paid residual fees to manage communication networks on behalf of these carriers. Currently the Company performs account management services for over 5,000 accounts that annually generate more than $250 million in telecommunications revenues. These contracts also provide for bonuses that are based on sales volume levels or the achievement of certain quality levels.

Effective April 1, 1994, the Company began to record long distance usage income earned under resale agreements as a separate revenue category. This income first became significant to the Company during the fiscal year ended March 31, 1995. In October 1995, the Company entered into a non-exclusive agreement with NETCOM On-line Communications, Inc. to resell NETCOM's Internet access services. The Company offers these Internet services to its current subscriber base, as well as new customers, who are targeted as consumers of other telecommunication services offered by the Company. The revenues received by the Company from the resale of communications services are recorded at their retail value with corresponding expense items for the costs of the services, which include the costs of billing and collections. It is the Company's strategy to continue to add additional telecommunications services to this platform, in which the Company purchases services at wholesale price levels and markets them to its subscribers at competitive marked up prices.

In November 1995, the Company initiated its own home page on the World Wide Web (ctcnet.com) where visitors to the website can obtain information about the Company and its products, and general information about the telecommunications industry. The website also contains an investor relations section which provides financial information about the Company, as well as the text of all press releases and the transcript of the Company's most recent analyst conference call.

In February 1996, the Company entered into a new agency contract with NYNEX covering the New England and New York marketplaces.
In addition, the Company and NYNEX continue to develop an electronic bonding project which, upon completion, will provide the Company with access to internal NYNEX databases and systems associated with customer records, ordering, provisioning, and repair. This project, when completed, will permit the Company to provide customer service in a more efficient and cost effective manner.

In March 1997, the Company entered into a non-exclusive agreement with Intermedia Communications, Inc. ("ICI") to resell ICI's frame relay data services, which is a more efficient, cost effective means of connecting multiple locations. Frame relay is an important addition to the Company's data network product line and to the Company's existing extensive customer base of dial-up and leased line networks.

For the fiscal year ended March 31, 1997, the Company had total revenues of $40,290,000 of which NYNEX accounted for approximately $25,193,000 (63%) and the resale of network services accounted for approximately $11,095,000 (28%).

SALES OFFICES AND MARKETING

The Company maintains its corporate headquarters in Waltham, Massachusetts, with sales offices strategically located in Lexington, Springfield, North Attleboro, Marlboro and Braintree, Massachusetts; Meriden and Fairfield, Connecticut; Bedford, New Hampshire; Portland, Maine; Colchester, Vermont; New York City, Long Island, Elmsford, Albany and Kings Park, New York; Columbus, Ohio; and Los Angeles and Sacramento, California. The Company believes that its present facilities are adequate for the foreseeable future.

Sales offices are staffed by full-time Company sales personnel and are supported by an administrative staff located at the Company's corporate headquarters. The marketing force is divided into two basic groups: account executives, who act as outside sales personnel and are responsible for overall account management, and the network coordinators, who expedite the provisioning, service and billing issues for the accounts.

Sales efforts are directed to companies, professional organizations and others requiring network services such as discounted calling plans, 800 services, Centrex and data circuits, long distance services, Internet access, frame relay data services, and other secondary services. At present, the Company does not market to residential customers. The typical customer is a middle market commercial account with approximately $50,000 in annual telecommunications expenses. This customer usually does not employ a full time telecommunications manager on its staff, and utilizes a full array of telecommunication services.

It is the strategy of the Company to build long-term relationships with its customers, in order to become the network provider for as many of the customers' communication needs as possible.

COMPETITION

The Company competes with many other companies selling the same and similar services. The market for these services is highly competitive and the Company competes with established companies with substantially greater personnel, financial and other resources than those of the Company. The Company's competitors in the sale of network services include AT&T, MCI, Sprint, other long line companies, numerous long-distance resellers, by-pass companies, the Regional Bell Operating Companies, and other agents. In addition, secondary services such as Internet access, broadcast fax and conference calling are marketed directly by the service providers. Although the Company may compete at a scope and scale disadvantage with these companies, it has been successful in its marketing efforts as a non-exclusive independent agent for several of these competing companies in the marketing of their products as well as a non facilities based provider of both long distance services and other of its customers' communication products, by developing long term relationships with its commercial accounts and providing value added customer service and support.

EMPLOYEES

At May 31, 1997, the Company employed 235 persons, including seven senior management personnel, 205 sales personnel (including managers and network coordinators), and 23 administrative personnel. The employees are not represented by any labor union and management believes that its relationships with its employees are excellent.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Development of Reseller Operations

     A crucial component of the Company's strategy is its continuing development as a non-facilities based provider, or reseller, of local, long distance and Internet access services. For the fiscal year ended March 31, 1997, network service resale income constituted 28% of the Company's total revenues. The success of the Company's reseller expansion plan is subject to a number of risks including its ability to negotiate additional reseller agreements on commercially reasonable terms, the availability of adequate capital, the increasingly competitive nature of the telecommunications industry, including the effect of the development and introduction of new technologies and the ability to attract additional personnel.

Historical Dependence on Agency Contract

     Commission revenue derived under the Company's agency agreement with NYNEX represented 63%, 69% and 63% of the Company's total revenues for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company's agreement with NYNEX expires on December 31, 1998. In addition, the commission rates and fees payable to the Company under the NYNEX agreement are adjusted annually which resulted, in 1996, in a material reduction in commission rates. The loss of this agency relationship with NYNEX, or a further material reduction in commission rates under the NYNEX agreement, would have a material adverse effect on the Company's operations.

Dependence on Facilities Based Carriers and Internet Access
Providers

     The Company is dependent upon certain long distance carriers, Internet access providers, and regional and local telephone companies to provide access to long distance telephone and Internet service on a cost-effective basis. The Company has entered into agreements with long distance carriers and Internet access providers to provide access to telephone lines and transmission facilities necessary to transmit customer calls. Although the Company believes that it currently has access to transmission facilities and long distance networks on favorable terms and believes that its relationships with its carriers and Internet access providers are satisfactory, any increase in the rates charged by such carriers or providers could have a material adverse effect on the Company's operations. Failure to obtain continuing access to such facilities and networks would also have a material adverse effect on the Company.

     In addition, the Company's operations require that its carrier switching facilities and long distance networks operate on a continuous basis. Although these networks are designed to be redundant and incorporate disaster recovery plans, there can be no assurance that third-party switching facilities and long distance networks will not from time to time experience service interruptions or equipment failure, which could have a material adverse effect on the Company's reseller business.

Dependence on Supplier Provided Timely and Accurate Call Data
Records; Billing and Invoicing Disputes

     In its reseller business, the Company is dependent upon the timely receipt and accuracy of call data records provided to it by its suppliers. There can be no assurance that accurate information will consistently be provided by suppliers or that such information will be provided on a timely basis. Failure by suppliers to provide timely and accurate detail would increase the length of the Company's billing and collection cycles and adversely effect its operating results. The Company pays its suppliers according to the Company's calculation of the charges applicable to the Company based on supplier invoices and computer tape records of all such calls provided by suppliers which may not always reflect current rates and volumes. Accordingly, a supplier may consider the Company to be in arrears in its payments until the amount in dispute is resolved. There can be no assurance that disputes with suppliers will not arise or that such disputes will be resolved in a manner favorable to the Company. In addition, the Company is required to maintain sophisticated billing and reporting systems to service the large volume of services placed over its networks. As resale volumes increase, there can be no assurance that the Company's billing and management systems will be sufficient to provide the Company with accurate and efficient billing and order processing capabilities.

Customer Attrition

     The Company's operating results may be significantly affected by its reseller customer attrition rates. There can be no assurance that customers will continue to purchase long distance or other services through the Company in the future or that the Company will not be subject to increased customer attrition rates. The Company believes that the high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors. There can be no assurance that customer attrition rates will not increase in the future, which could have a material adverse effect on the Company's operating results.

Competition, Evolving Industry Standards, Technological Trends and Changing Regulation.

     The Company faces intense competition in the marketing and sale of its services and products. The Company's local access, long distance, prepaid long distance calling cards, Internet and other services and products compete for consumer recognition with other firms offering similar or like products which have achieved significant international, national and regional consumer recognition. Many of these services and products are marketed by companies which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Corporation ("Sprint"), dominate segments of the industry and have the financial resources to enable them to withstand substantial price competition which is continuing. These and other large telephone companies have also entered or have announced their intention to enter into the prepaid phone card and Internet segments of the telecommunications industry.
Because there are minimal barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. These markets for telecommunications services and products are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative "smart" card technologies, may reduce demand for traditional land-line telephone services. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in technology, customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.

Recent regulatory changes may also result in significantly increased competition. The Telecommunications Act of 1996 is designed to introduce increased competition in domestic telecommunications markets by facilitating the entry of any entity (including cable television companies and utilities) into both the long distance and local telecommunications markets. Consequently, such act increases the potential for increased competition by permitting long distance and regional carriers to compete in local markets and well-established and well-capitalized Regional Bell Operating Companies and local exchange carriers to compete in the long distance markets. There can be no assurance that the Company will be able to continue to compete successfully, particularly as it seeks to enter into new markets and market new services and products.

Dependence on Key Personnel

     The Company's future success will depend in significant part upon the continued service of certain key personnel (including Robert J. Fabbricatore, the Company's Chairman and Chief Executive Officer), and the ability of the Company to attract and retain highly qualified managerial and sales and marketing personnel in the telecommunications field. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical and other personnel or that it can attract and retain such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. The Company does not have employment agreements with its key personnel.

Possible Volatility of Stock Price

     In recent years, the stock market in general, and the market for shares of small capitalization companies (such as the Company) in particular, have experienced extreme price fluctuations which have been unrelated to changes in the operating performance of the affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 360 Second Avenue, Waltham, Massachusetts 02154, in approximately 20,000 square feet of leased space from an unaffiliated lessor, under a lease expiring in 1999 at a net annual rent of approximately $161,000
(before sublease income), including taxes and insurance.

The Company rents office space in each of the locations where it maintains branch sales offices. The aggregate annual lease rentals for these locations approximated $840,000 for the year ended March 31, 1997. Certain facilities are leased from affiliates of the Chairman of the Company. See Item 13. Certain Relationships and Related Transactions.

ITEM 3.  LEGAL PROCEEDINGS

(a)  Pending Legal Proceedings.

     The Company is party to suits arising in the normal course of business which management believes are either individually or in the aggregate not material.

(b)  Legal Proceedings Terminated in the Fourth Quarter.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY SECURITIES AND
         RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the Nasdaq National Market under the symbol "CPTL". The following tables set forth the ranges of the high and low sale prices for the Company's outstanding Common Stock for the periods indicated.

Three Months Ended        High Sale       Low Sale
------------------        ---------       --------
June 30, 1995             $ 5.21          $ 2.96
September 30, 1995        $10.00          $ 4.59
December 31, 1995         $19.50          $ 9.75

March 31, 1996            $15.50          $ 8.50
June 30, 1996             $18.00          $ 9.75
September 30, 1996        $13.75          $ 8.00
December 31, 1996         $11.75          $ 6.38

March 31, 1997            $ 9.13          $ 6.38

The above stock prices have been adjusted to give retroactive effect to the stock dividends and stock splits described below.

As of June 17, 1997, there were 339 holders of record of the Company's Common Stock. The Company believes there were in excess of 1,500 beneficial holders of the Common Stock as of such date.

The Company has never paid a cash dividend on its Common Stock and management has no present intention of paying dividends in the foreseeable future. The policy of the Company is to retain earnings and utilize the funds for Company operations and expansion. Any change to the dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

On January 18, 1995, the Company declared a twenty-five percent (25%) stock split, effected in the form of a dividend, payable to shareholders of record on March 1, 1995. A total of 623,359 shares of Common Stock were issued in connection with the split.

On July 13, 1995, the Company declared a three-for-two stock split, payable to shareholders of record on July 25, 1995. A total of 1,560,742 shares of Common Stock were issued in connection with the split.

On October 10, 1995, the Company declared a two-for-one stock split, payable to shareholders of record on October 23, 1995. A total of 4,718,172 shares of Common Stock were issued in connection with the split.

From April 5, 1996 through March 28, 1997, the Company issued 36,571 shares of unregistered Common Stock in the aggregate to 22 non-executive employees upon the exercise of stock options at exercise prices ranging from $.53 to $2.71 per share, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY.

The following selected financial data have been derived from the Company's financial statements which have been audited by Ernst & Young LLP, independent auditors. The following data should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Report on Form 10-K. All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the 25% stock split effected in Fiscal 1995, and the three-for-two stock split and the two-for-one stock split effected in Fiscal 1996.

                                 STATEMENT OF INCOME DATA:
                                   Year Ended March 31,
                               1997     1996      1995     1994     1993
                                     (in Thousands Except Per Share)
Revenues                     $40,290   $30,876   $21,936  $14,945  $15,952
Net Income (Loss)              4,683     4,094     1,472       75      545
Earnings (Loss) Per Share
 Primary                     $  0.43   $  0.38   $  0.17  $  0.01  $  0.07
 Fully Diluted               $  0.43   $  0.38   $  0.16  $  0.01  $  0.07

                                  BALANCE SHEET DATA:
                                        At March 31,
                          1997      1996      1995     1994     1993
                                       (in Thousands)
Current Assets          $17,804   $10,890   $ 6,420  $ 4,063  $ 3,871
Current Liabilities       5,895     3,014     2,200    1,528    1,957
Working Capital          11,909     7,876     4,220    2,535    1,914
Total Assets             20,186    12,509     7,726    5,399    5,710
Total Long-Term Debt          0         0         0        0        0
Total Liabilities         5,895     3,014     2,200    1,528    1,957
Stockholders' Equity     14,292     9,495     5,526    3,871    3,753


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1997 AS
COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996.

Total revenues for the fiscal year ended March 31, 1997 ("Fiscal 1997") increased 30% to $40,290,000 as compared to $30,876,000 for the fiscal year ended March 31, 1996 ("Fiscal 1996").
Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 15% to $29,195,000 as compared to $25,493,000 for Fiscal 1996 due to the addition of new customers, increased sales to existing customers and the addition of new products to the Company's portfolio. Effective January 1996, NYNEX reduced certain fees and commissions payable under its 1996 agency agreement with the Company. As a result, although unit sales of Centrex and Data Products, two flagship NYNEX products, increased 30% and 66%, respectively, revenues increased only 15% as stated above. Although there can be no assurance, the Company believes that there will be no further material reductions in commission rates and fees payable under the NYNEX agreement, which extends through December 1998.

Network service resale income, which represents the gross billings to mid-sized commercial accounts for the Company's long distance and Internet access network services, increased 106% to $11,095,000 for Fiscal 1997 from $5,383,000 for Fiscal 1996.
This increase can be attributed to the addition of new customers to the service, as well as the introduction of new products, primarily Internet access. It is the Company's strategy to continue to add new services to this platform to further leverage these long term customer relationships.

Selling, general, and administrative expenses increased 19% to $23,820,000 for Fiscal 1997 from $20,009,000 for Fiscal 1996.
As a percentage of revenues, these expenses were 59% for Fiscal 1997, as compared to 65% for Fiscal 1996. This increase is attributable to the increase in variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. In addition, the Company has increased the number of sales offices, particularly in the Northeast, and hired additional account executives. The Company also expanded the facilities at several of its existing sales branches. The Company currently has the office space capacity to expand its sales force to its goal of approximately 170 account executives by March 31, 1998, from its current sales force of 125.
The Company also made additional investments in its information systems in Fiscal 1997.

Net income increased to $4,683,000 in Fiscal 1997 from $4,094,000 in Fiscal 1996, as a result of revenue growth primarily in the Northeast, combined with a continuing effort to control operating expenses.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 31, 1996 AS
COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995.

Total revenues for Fiscal 1996 increased 41% to $30,876,000 from $21,936,000 for the fiscal year ended March 31, 1995 ("Fiscal 1995"). Network service commission income increased 35% to $25,493,000 from $18,898,000 for Fiscal 1995. Network service resale income increased 77% to $5,383,000 for Fiscal 1996 from $3,038,000 for Fiscal 1995.

The increase in revenues is attributable to an increase in the business in the Northeastern United States, which is a direct result of the additional account executives hired by the Company in Fiscal 1996, as well as increased penetration into the Company's existing customer base by the introduction of new products, including both local and long distance services.

Selling, general, and administrative expenses increased 16% to $20,009,000 for Fiscal 1996 from $17,319,000 for Fiscal 1995.
As a percentage of revenues, selling, general, and administrative expenses were 65% for Fiscal 1996, as compared to 79% for Fiscal 1995. This decrease in expenses as a percentage of revenues reflects the continuing efforts by the Company to control operating expenses as well as the increased profitability of multiple sales to the Company's existing customer base. The overall increase in selling, general, and administrative expenses is the direct result of the increase in variable sales commission and bonus expenses due to the sharp increase in revenues.

Net income increased to $4,094,000 in Fiscal 1996 from $1,472,000 in Fiscal 1995, an increase of $2,622,000. The increase is a result of revenue growth primarily in the Northeast, combined with a continuing effort to control operating expenses and leverage customer opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997 was $11,909,000 as compared to $7,876,000 at March 31, 1996, an increase of $4,033,000 or 51%.

At March 31, 1997, the Company had cash and cash equivalents totalling $6,406,000.

Accounts receivable increased to $10,905,000 at March 31, 1997 from $6,557,000 at March 31, 1996. This increase reflects a 30% increase in revenues from Fiscal 1996 to Fiscal 1997, as well as increased long distance revenues, which are recorded at the gross retail value.

On September 26, 1996, the Company amended its revolving line of credit agreement with Fleet Bank, which is available under certain conditions, to provide for an increase in the credit line to $5,000,000 from $3,000,000 at the prime rate of interest, with LIBOR rates available at the Company's election.

The Company presently has no bank debt (other than $300,000 outstanding as of March 31, 1997 under the Fleet Bank line of credit to finance certain letters of credit) and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the next twelve months under its current operating plan. However, any substantial increase in reselling operations and related asset investment may require additional financing.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

                                               Other Capacities
                                Period Served   in Which
                           Age   as Director   Currently Serving
                           --- -------------- ------------------
Robert J. Fabbricatore     54     Since 1980    Chairman and
                                                Chief Executive
                                                Officer

Philip J. Richer           61     Since 1989    None

Richard J. Santagati       53     Since 1991    None

J. Richard Murphy          53     Since 1995    None

Henry Hermann              55     Since 1996    Consultant

     Mr. Fabbricatore, a founder of the Company and a Director since its inception in 1980, became Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Mr. Fabbricatore also served as Treasurer of the Company from April 1987 until May 1988. Prior to April 1, 1986, Mr. Fabbricatore did not devote a substantial portion of his time to the Company's business.

     Mr. Richer joined the Company as Vice President-Sales in July 1989 and became a Director and Vice Chairman in August 1989. Mr. Richer retired as an officer and employee of the Company effective December 31, 1995. Prior to joining the Company, Mr. Richer served as director of Sales Channel Management for New England Telephone. During his career with New England Telephone, Mr. Richer served in a variety of other management positions. In addition, Mr. Richer was formerly Data Communications Superintendent for New England Telephone and performed numerous sales and sales management functions.

     Mr. Santagati became a director of the Company in September 1991. He has been the President of Merrimack College in North Andover, Massachusetts since 1994. Mr. Santagati was a partner of Lighthouse Management, Inc., a private investment firm located in Boston, Massachusetts from 1991 to 1993 and, from 1991 to February 1994, the Chairman of the Board, Chief Executive Officer and President of Artel Communications Corp., a publicly held data communications firm located in Hudson, Massachusetts. From 1986 to 1991, Mr. Santagati was the Chief Executive Officer and a member of the Executive Committee of Gaston & Snow, a Boston, Massachusetts based law firm. From 1983 to 1986, Mr. Santagati was employed by NYNEX Corp., first as Vice President of Marketing, and then as President and Chairman of NYNEX Business Information Systems Co. From 1977 to 1983, Mr. Santagati held a number of executive level positions with New England Telephone, including Vice President of Marketing and Assistant Vice President of Sales. Mr. Santagati is a member of the Board of Trustees of Lawrence General Hospital. He is also a director of ESP, Inc., a privately held communications company located in Hingham, Massachusetts.

     Mr. Murphy became a Director of the Company in August 1995. Mr. Murphy has been the Director of the Financial Consulting Group of Moody, Cavanaugh and Company, LLP, a North Andover, Massachusetts public accounting firm, since April 1996. Since 1992, Mr. Murphy has also been President and sole stockholder of Bradford Capital Corporation, an investment banking and corporate finance firm located in North Andover, Massachusetts. Mr. Murphy was an officer, director and principal stockholder from 1990 to 1995 of Arlington Data Corporation, a systems integration company located in Haverill, Massachusetts; since 1992 of Arlington Data Consultants, Inc., a company engaged in the installation and maintenance of computer systems and hardware; and, since 1994 of Computer Emporium, Inc., a company engaged in processing parking violations for municipalities. These three companies are privately-held affiliated companies and are located in Haverill,

Massachusetts. From 1989 to 1991 Mr. Murphy was an officer, director and principal stockholder of Financial Perspectives Incorporated, an investment banking and corporate finance firm located in North Andover, Massachusetts. Mr. Murphy was President and Chief Executive Officer of Shawmut Arlington Trust Company in Lawrence, Massachusetts, from 1988 to 1989 and from 1968 to 1988 held a variety of management positions, the most recent being President and Chief Executive Officer with the Arlington Trust Company, also in Lawrence, Massachusetts. From 1987 to 1995, Mr. Murphy was a trustee of Merrimack College in North Andover, Massachusetts and from 1994 to 1995 served as Chairman of the Board of Trustees. Mr. Murphy is a trustee of Holy Family Hospital, a director and Clerk of Mary Immaculate Health Care Services, located in Lawrence, Massachusetts, and a member of Covenant Health Systems, Inc., a Lexington, Massachusetts based network of religious sponsored providers of long term care and geriatric services. He is also a director of Stickney & Poor Spice Company, Inc., a privately held food manufacturing and distributing company located in Chelmsford, Massachusetts.

     Mr. Hermann became a director of the Company in September 1996. Since May 1997, he has been employed by Kuhns Brothers & Company, Inc., as a principal and Executive Vice President. For the previous nine years, he was employed by WR Lazard, Laidlaw and Luther, Inc., a securities brokerage firm, as Vice President, Securities Analyst and Portfolio Manager. Mr. Hermann has been an NASD Board of Arbitrators Member since 1991. Mr. Hermann is a Chartered Financial Analyst with over 30 years experience as an investment professional. Mr. Hermann has provided financial consulting services to the Company since 1993.

     All directors are elected to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified. There are no arrangements or understandings between any directors of the Company and any other person pursuant to which such person was selected as a Director of the Company.

(b) Identification of Executive Officers

Name                       Age      Current Office Held
-------------              ---      -------------------
Robert J. Fabbricatore     54       Chairman, Chief Executive
                                    Officer

Steven P. Milton           43       President, Chief Operating
                                    Officer

John D. Pittenger          43       Vice President-Finance,
                                    Chief Financial Officer,
                                    Treasurer and Clerk

David E. Mahan             55       Vice President-Market
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

     Mr. Milton has been employed by the Company since 1984 and has served as President and Chief Operating Officer since August 1995. Prior to that, he held various positions within the Company including Branch Manager, District Manager, Regional Manager and, most recently, Vice President-Sales and Marketing.

     Mr. Pittenger has served as Treasurer, Chief Financial
Officer and Clerk of the Company since August 1989 and as Vice
President-Finance since September 1991.  Since 1980, Mr.
Pittenger has been Treasurer and a director of Comm-Tract Corp., a company which installs and services voice and data communications systems.

     Mr. Mahan joined the Company in October 1995 as Vice
President-Market Planning and Development and in June 1996 Mr.
Mahan became an executive officer of the Company. From 1982 to 1995, Mr. Mahan held a number of senior management level positions with NYNEX, most recently Vice President-Sales Channel
Management.

     For a description of the business background of Mr.
Fabbricatore see "Identification for Directors".

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Philip J. Richer, a director of the Company, failed to file a Form 4 on a timely basis on one occasion with respect to the January 28, 1997 sale of 5,500 shares of the Company's Common Stock at a selling price of $8.00 per share. The required Form 4 with respect to said transaction was filed with the Securities and Exchange Commission on March 6, 1997.

Item 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each executive officer of the Company whose remuneration exceeded $100,000 ("named executive officers") during the fiscal year ended March 31, 1997.

                  SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                                               ----------------------------------------
                                     Annual Compensation              Awards           Payouts
                                 ----------------------------  ----------------------- -------
                                                      Other    Restricted  Securities             All
                                                      Annual     Stock     Underlying  LTIP      Other
Name and Principal                Salary    Bonus    Compen-     Awards    Options/    Payouts  Compen-
Position                  Year    ($)(1)    ($)(2)   sation($)    ($)       SARs(#)      ($)    sation(3)
------------------        ----   --------  --------  ---------  ---------  ----------  -------  ---------
Robert J. Fabbricatore,   1997    240,000   60,000      -         -              0       -      18,075
Chairman and Chief        1996    240,000   60,000      -         -              0       -      16,100
Executive Officer         1995    240,000   60,000     1,500      -        124,306       -      11,636

Steven P. Milton,         1997    100,000   40,000     5,200      -              0       -       4,075
President and Chief       1996    100,000   40,000     5,200      -              0       -       4,200
Operating Officer         1995    100,000   52,000     5,200      -        126,750       -       4,440

David E. Mahan, Vice      1997    100,000   40,000     5,004      -              0       -       4,075
President - Market        1996(4)  50,000   20,000     2,500      -        100,000       -           0
Planning & Development

John D. Pittenger,        1997     86,100   34,000       -        -              0       -       3,437
Vice President - Finance  1996     84,800   32,000       -        -              0       -       3,504
Chief Financial Officer,  1995     83,600   26,000     1,200      -         54,750       -       3,228
Treasurer and Clerk

(1)  For the fiscal year ended March 31, 1997, Messrs. Fabbricatore, Milton, Mahan and Pittenger's salaries included pre-tax contributions made by such officers to the CTC Communications Corp. 401(k) Savings Plan.

(2)  Includes bonuses accrued for Messrs. Fabbricatore, Milton, Mahan and Pittenger for the fiscal year ended March 31, 1997 in the amounts of $15,000, $10,000, $10,000 and $10,000 respectively, which were paid during the first quarter of Fiscal 1998.

(3)  All Other Compensation includes 50% matching contributions in the amounts of $4,500, $4,075, $4,075 and
$3,437 accrued on behalf of Messrs. Fabbricatore, Milton, Mahan and Pittenger, respectively, to the CTC
Communications Corp. 401(k) Savings Plan.  Also included is the actuarial benefit in the amount of approximately $13,575 on the "split-dollar" life insurance policy for the benefit of Mr. Fabbricatore.

(4)  Mr. Mahan commenced employment with the Company on October 1, 1995.

     During the fiscal year ended March 31, 1997 the Company did not grant options or stock appreciation rights to any named executive officer.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended March 31, 1997 with respect to the named executive officers.

             AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION VALUES

                                     Value
                                   Realized
                                    (Market
                                   price at                                  Value of Unexercised in-
                                   exercise                                  the-money options at FY-
                       Shares       less        Number of Securities           End (Market price of
                     acquired on   exercise     Underlying Unexercised       shares at FY-End ($7.25)
                     exercise(#)   price ($)    Options at FY-End (1)        less exercise price) (1)
                     -----------  ----------   --------------------------   ---------------------------
                                               Exercisable  Unexercisable   Exercisable  Unexercisable
                                               -----------  -------------   -----------  -------------
Robert J. Fabbricatore   -            -          16,778       16,778        $71,642        $71,642

Steven P. Milton         -            -          18,000       18,000        $81,738        $81,738

David E. Mahan           -            -          25,000       75,000            -             -

John D. Pittenger        -            -          18,000       18,000        $81,738        $81,738

(1)  All shares and amounts, as necessary, have been adjusted to reflect the 25% Common Stock dividend effected in March 1995, the three-for-two stock split effected in July 1995 and the two-for-one stock split effected in October 1995.

     The Company made no Long-Term Incentive Plan Awards during the fiscal year ended March 31, 1997.

     The Company has no defined benefit or actuarial plan.

     The Company did not adjust or amend the exercise price of options previously awarded to the named executive officers.

     The Company has no compensation committee interlocks or insider participation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information as of June 23, 1997 with respect to each stockholder known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, the beneficial ownership of the Company's Common Stock by each director and named executive officer of the Company, and by all of the directors and officers of the Company as a group. Based on the information furnished by the beneficial owners of the Common Stock listed below, the Company believes that each such stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                   Number of Shares
                                     Beneficially   Percent
Name of Beneficial Owner                 Owned     of Class
------------------------------------------------------------
Robert J. Fabbricatore (1)(2)          2,732,750     27.5%

Van Wagoner Capital Management, Inc.(3)  545,350      5.5%

Philip J. Richer                         362,773      3.7%

Henry Hermann (4)                        206,588      2.1%

Richard J. Santagati (5)                  78,000       *

J. Richard Murphy (6)                     11,000       *

Steven P. Milton (7)                     408,932      4.1%

John D. Pittenger (8)                    216,588      2.2%

David E. Mahan  (9)                       61,000       *

All Officers and Directors
as a Group (eight persons)(10)         4,077,631     40.7%
------------------------------
* = Less than 1%.
(1) Mr. Fabbricatore's address is c/o CTC Communications Corp., 360 Second Avenue, Waltham, MA 02154.
(2) Includes 62,498 shares owned by Mr. Fabbricatore as trustee of a trust for his children and 1,133,239 shares as a general partner of a family partnership; also includes 16,776 shares issuable upon exercise of the vested portions of stock options at an option price of $2.98 per share.
(3) Van Wagoner Capital Management, Inc.'s address is One Bush Street, Suite 1150, San Francisco, CA 94104.
(4) Includes 9,750 shares held by Mr. Hermann's spouse and 3,000 shares issuable upon the exercise of currently exercisable options at $2.708 per share.
(5) Includes 3,000 shares issuable upon the exercise of currently exercisable options at $2.708 per share.
(6) Includes 1,000 shares owned by Mr. Murphy as trustee of a trust for his spouse and 10,000 shares issuable upon the exercise of currently exercisable options at $6.125 per share.
(7) Includes 4,500 shares owned by Mr. Milton as trustee of a trust for his children and 18,000 shares issuable upon the exercise of currently exercisable options at $2.708 per share.
(8) Includes 18,000 shares issuable upon the exercise of currently exercisable options at $2.708 per share.
(9) Includes 25,000 shares issuable upon the exercise of currently exercisable options at $10.125 per share.
(10) Includes the shares described in footnotes (2) through (9) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases from trusts, of which Robert J. Fabbricatore, the Company's Chairman and Chief Executive Officer, is a beneficiary, office space in Springfield, Massachusetts and southern New Hampshire. Rental payments under the leases totalled approximately $133,000 in Fiscal 1997. The Company subleases part of its Waltham facility at its cost to Comm-Tract Corp., a company in which Mr. Fabbricatore is a principal stockholder. Sublease income totalled $80,416 for Fiscal 1997. The Company also contracts with Comm-Tract Corp. for the installation of telephone lines and for the service and maintenance of equipment marketed by the Company. During Fiscal 1997, Comm-Tract Corp. provided the Company with services, inventory and equipment aggregating $97,190. The Company believes that the payments to Mr. Fabbricatore and Comm-Tract Corp. are comparable to the costs for such services, inventory and equipment, and for rentals of similar facilities, which the Company would be required to pay to unaffiliated individuals in arms-length transactions.

     In connection with the exercise of Company stock options in Fiscal 1995, Steven P. Milton was advanced the sum of $135,825 by the Company, which remained outstanding at March 31, 1997. The loan is payable on demand and bears interest at 8.0% per annum.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 10-K.

(a)(1)  The Following financial statements are included in Part
II, Item 8:

        Balance Sheets
        March 31, 1997 and 1996

        Statements of Income
        Years Ended March 31, 1997, 1996 and 1995

        Statements of Stockholders' Equity
        Years Ended March 31, 1997, 1996 and 1995

        Statements of Cash Flows
        Years Ended March 31, 1997, 1996 and 1995

        Notes to Financial Statements

(a)(2) The following financial statement schedule for the years ended March 31, 1997, 1996 and 1995 is submitted herewith:

        Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K.
     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1997.

(c)     EXHIBITS.

NUMBER    DESCRIPTION OF EXHIBIT

 3.1      Restated Articles of Organization, as amended (1)
 3.2      By-Laws of Registrant (2)
 4.1      Form of Common Stock Certificate (5)
10.1      1996 Stock Option Plan (3)
10.1A     1993 Stock Option Plan (5)
10.1B     Employee Stock Purchase Plan (4)
10.2      Lease for premises at 360 Second Ave., Waltham MA (5)
10.3      Sublease for premises at 360 Second Ave., Waltham MA (5)
10.4      Lease for premises at 110 Hartwell Ave., Lexington MA (5)
10.5      Lease for premises at 120 Broadway, New York, NY (5)
10.6      Agreement dated February 1, 1996 between NYNEX and the
          Company (5)

10.7      Agreement dated May 1, 1997 between Pacific Bell and
          the Company (5)
10.8 Agreement dated January 1, 1996 between SNET America, Inc. and the Company (5)
10.9 Agreement dated June 23, 1995 between IXC Long Distance, Inc. and the Company, as amended (5)
10.10 Agreement dated August 19, 1996 between Innovative Telecom Corp. and the Company (5)
10.11 Agreement dated October 20, 1994 between Frontier Communications International, Inc. and the Company, as amended (5)
10.12 Agreement dated January 21, 1997 between Intermedia Communications Inc. and the Company (5)
11        Statement re: Computation of Per Share Earnings (5)
23.1      Consent of Ernst & Young LLP (5)
27        Financial Data Schedule (5)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-18 (Reg. No. 2-96419-B).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-17613).
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337).
(5)  Filed herewith.

               Audited Financial Statements and Schedule

                      CTC Communications Corp.

                Years ended March 31, 1997 and 1996

                CTC Communications Corp.

         Audited Financial Statements and Schedule

           Years ended March 31, 1997 and 1996



                          Contents

Report of Independent Auditors.............................. F-3

Audited Financial Statements

Balance Sheets.............................................. F-4
Statements of Income........................................ F-5
Statements of Stockholders' Equity.......................... F-6
Statements of Cash Flows.................................... F-7
Notes to Financial Statements............................... F-8

Schedule.................................................... F-21

                      Report of Independent Auditors

Board of Directors
CTC Communications Corp.

We have audited the accompanying financial statements of CTC Communications Corp., formerly Computer Telephone Corp., as of March 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Communications Corp. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   ERNST & YOUNG LLP

May 12, 1997

                           CTC COMMUNICATIONS CORP.

                               BALANCE SHEETS

                                                          March 31,
                                                 1997                1996
                                             -------------       -------------
ASSETS
Current assets:
Cash and cash equivalents                    $  6,405,670        $  3,941,876
Accounts receivable, less allowance for
  doubtful accounts of $377,000 in 1997
  and $190,215 in 1996                         10,904,820           6,557,229
Prepaid expenses and other current assets         447,441             344,958
Amounts due from officers and employees            46,112              24,806
Income tax receivable                                                  21,125
                                             -------------       -------------
     Total current assets                      17,804,043          10,889,994

Equipment:
  Equipment                                     7,268,372           6,046,493
  Accumulated depreciation                     (5,565,650)         (4,822,755)
                                             -------------       -------------
                                                1,702,722           1,223,738

Deferred income taxes                             566,000             277,000
Other assets                                      113,685             118,485
                                             -------------       -------------
     Total assets                            $ 20,186,450        $ 12,509,217
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $  3,238,416        $  1,176,804
Accrued income taxes                              225,948
Accrued salaries and related taxes              2,423,825           1,828,288
Deferred revenue                                    6,588               9,302
                                             -------------       -------------
     Total current liabilities                  5,894,777           3,014,394

Stockholders' equity:
Series Preferred Stock--par value $1.00
 per share; authorized 1,000,000 shares,
 none outstanding
Common Stock, par value $.01 per share;
 authorized 25,000,000 shares, issued
 9,629,407 and 9,584,122 shares in
 1997 and 1996, respectively                       96,294              95,841
Additional paid in capital                      4,758,454           4,644,988
Retained earnings                               9,572,750           4,889,819
                                             -------------       -------------
                                               14,427,498           9,630,648
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total stockholders' equity                14,291,673           9,494,823
                                             -------------       -------------
     Total liabilities and
      stockholders' equity                   $ 20,186,450        $ 12,509,217
                                             =============       =============

See accompanying notes.

                        CTC COMMUNICATIONS CORP.

                          STATEMENTS OF INCOME

                                               Year ended March 31
                                        1997           1996         1995
                                    -------------  ------------  ------------
Network service revenues:
 Commissions                        $29,195,261   $25,492,511   $18,898,539
 Resale                              11,094,838     5,383,414     3,037,661
                                    ------------  ------------  ------------
                                     40,290,099    30,875,925    21,936,200
Costs and expenses:
 Cost of resale revenue               8,709,122     4,241,575     2,451,256
 Selling, general and
   administrative expenses           23,819,714    20,009,432    17,318,883
                                    ------------  ------------  ------------
                                     32,528,836    24,251,007    19,770,139
                                    ------------  ------------  ------------
Income from operations                7,761,263     6,624,918     2,166,061

Other:
 Interest income                        201,369       195,979        53,935
 Interest expense                       (17,753)         (604)       (7,330)
 Other                                   15,052         9,631       109,803
                                    ------------  ------------  ------------
                                        198,668       205,006       156,408
                                    ------------  ------------  ------------
Income before income taxes            7,959,931     6,829,924     2,322,469

Provision for income taxes            3,277,000     2,736,000       850,000
                                    ------------  ------------  ------------
Net income                          $ 4,682,931   $ 4,093,924   $ 1,472,469
                                    ============  ============  ============
Net income per common share:
   Primary                          $       .43   $       .38   $       .17
                                    ============  ============  ============
   Fully diluted                    $       .43   $       .38   $       .16
                                    ============  ============  ============
Weighted average number of
  common shares:
   Primary                           10,773,563    10,712,425     8,764,518
                                    ============  ============  ============
   Fully diluted                     10,789,980    10,727,641     9,361,485
                                    ============  ============  ============


See accompanying notes.

                             CTC COMMUNICATIONS CORP.

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock     Additional   Retained-                    Amounts
                                          -----------------   Paid-in      Earnings       Treasury      Due from
                                          Shares  Par Value   Capital      (Deficit)      Stock         Stockholders      Total
                                          ----------------------------------------------------------------------------------------
Balance at March 31, 1994                 2,007,608  $20,076   $4,536,046    $(668,961)      $(15,751)                 $3,871,410
  Issuance of stock                          11,939      119       29,025                                                  29,144
  Exercise of employee stock options        576,925    5,769    1,581,546                                $(159,825)     1,427,490
  Acquisition of treasury stock                                                            (1,274,378)                 (1,274,378)
  Retirement of treasury stock              (95,394)    (954)  (1,275,315)                  1,276,269
  Stock split effected in the form of a
    25% stock dividend                      623,359    6,234                    (6,774)                                      (540)
  Net income                                                                 1,472,469                                  1,472,469
                                          ----------------------------------------------------------------------------------------
Balance at March 31, 1995                 3,124,437   31,244    4,871,302      796,734        (13,860)    (159,825)     5,525,595
  Issuance of stock                           9,082       91       58,153                                                  58,244
  Exercise of employee stock options        197,143    1,971      121,053                                                 123,024
  Acquisition of treasury stock                                                              (329,125)                   (329,125)
  Retirement of treasury stock              (25,454)    (254)    (342,731)                    342,985
  Settlement of amounts due from
    stockholders                                                                                            24,000         24,000
  Issuance of stock upon 3 for 2 stock
    split                                 1,560,742   15,607      (15,607)        (839)                                      (839)
  Issuance of stock upon 2 for 1 stock
    split                                 4,718,172   47,182      (47,182)
  Net income                                                                 4,093,924                                  4,093,924
                                          ----------------------------------------------------------------------------------------
Balance at March 31, 1996                 9,584,122   95,841    4,644,988    4,889,819              0     (135,825)     9,494,823
  Issuance of stock                           8,714       87       70,088                                                  70,175
  Exercise of employee stock options         36,571      366       43,378                                                  43,744
  Net income                                                                 4,682,931                                  4,682,931
                                          ----------------------------------------------------------------------------------------
Balance at March 31, 1997                 9,629,407  $96,294   $4,758,454   $9,572,750       $      0    $(135,825)   $14,291,673
                                          ========================================================================================

See accompanying notes.

                             CTC COMMUNICATIONS CORP.

                             STATEMENTS OF CASH FLOWS

                                                            Year ended March 31
                                                     1997         1996         1995
                                                 ------------ ------------ ------------
OPERATING ACTIVITIES
Net income                                        $4,682,931   $4,093,924   $1,472,469
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                    742,895      660,338      655,617
    Provision for doubtful accounts                  316,669       61,763       80,000
    Deferred income taxes                           (289,000)    (124,000)     (30,000)
    Changes in operating assets and liabilities:
      Accounts receivable                         (4,664,260)  (2,979,772)  (1,502,326)
      Other current assets                          (123,789)    (231,642)     167,103
      Income tax receivable                           21,125      (21,125)      50,000
      Other assets                                     4,800      (90,200)       4,000
      Accounts payable, accrued expenses,
        accrued salaries and related taxes         2,657,149    1,103,061      538,893
      Accrued income taxes                           225,948     (281,569)     150,956
      Deferred revenue and other                      (2,714)       1,128       (6,959)
                                                 ------------ ------------ ------------
Net cash provided by operating activities          3,571,754    2,191,906    1,579,753

INVESTING ACTIVITIES
Additions to equipment, net                       (1,221,879)    (759,204)    (599,474)
                                                 ------------ ------------ ------------
Net cash used in investing activities             (1,221,879)    (759,204)    (599,474)

FINANCING ACTIVITIES
Proceeds from issuance of common stock               113,919      119,467      182,256
Repayment of notes payable and capital lease
  obligations                                                                  (10,260)
Cash paid for fractional shares in connection
  with stock splits                                                  (839)        (540)
                                                 ------------ ------------ ------------
Net cash provided by financing activities            113,919      118,628      171,456
                                                 ------------ ------------ ------------
Increase in cash and cash equivalents              2,463,794    1,551,330    1,151,735
Cash and cash equivalents at beginning of year     3,941,876    2,390,546    1,238,811
                                                 ------------ ------------ ------------
Cash and cash equivalents at end of year          $6,405,670   $3,941,876   $2,390,546
                                                 ============ ============ ============


See accompanying notes.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

                        March 31, 1997

1.  Summary of Significant Accounting Policies

The Company's Business

CTC Communications Corp., formerly Computer Telephone Corp., (the Company) is primarily engaged in selling network services of the Regional Bell Operating Companies and other telephone operating companies on a commission basis and the resale of long distance and other network services to customers in the United States.
The significant expense associated with selling network services on a commission basis is compensation to sales personnel whereas the significant costs related to the resale of long distance and other network services are obligations under network service resale agreements (see Note 5).

Revenues derived from two customers in 1997, 1996 and 1995 represented, respectively, 65%, 78% and 77% of the Company's total revenues. Accounts receivable from these significant customers amounted to 77% and 72% of total accounts receivable at March 31, 1997 and 1996, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of less than three months at the date of acquisition as cash equivalents.

Equipment

Equipment is stated on the basis of cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Commissions from the sale of network services are recognized when ordered and, if commissions are based on usage, revenues are recognized as earned. Provisions for cancellations are made at the time revenue is recognized and actual experience has consistently been within management's estimates. Network service resale revenue is recognized as the usage accrues on the network.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Risks and Uncertainties

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Significant Estimates and Assumptions

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

Accounting for the Impairment of Long-Lived Assets

Effective April 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of SFAS No. 121 did not have any effect on the carrying value of long-lived assets.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Accounting for Stock Issued to Employees

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassifications

Certain amounts in the financial statements for the years ended
March 31, 1996 and 1995 have been reclassified to conform with 1997 classifications.

2.  Related-Party Transactions

The installation of telephone systems is generally subcontracted to a company controlled by the Chairman of the Company. Amounts paid to this subcontractor which are based on fair market value amounted to $28,217, $1,089 and $868 in 1997, 1996 and 1995, respectively. Additionally, inventory and equipment purchased from this subcontractor at fair market value amounted to $68,973, $39,791 and $67,753 in 1997, 1996 and 1995, respectively.

The Company leases office space from companies in which the Chairman is a principal. Rent expense for these facilities aggregated $132,656, $133,949 and $213,105 in 1997, 1996 and
1995, respectively. These office space leases expire in fiscal 1998.

Effective July 1, 1994, the Company began subleasing a part of its Waltham facility to a company controlled by the Chairman of the Company. Terms of the sublease are identical with those included in the Company's lease.
Sublease income totaled $80,416, $73,417 and $55,181 in 1997, 1996 and 1995, respectively.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

3.  Note Payable

The Company has a revolving line of credit agreement with a bank which provides for borrowings and standby letters of credit with an aggregate principal or available stated amount at one time not to exceed $5,000,000. This revolving credit agreement, as amended, expires on August 31, 1998 and bears interest at the prime rate of interest, with LIBOR rates available at the Company's election. The agreement provides for compliance with certain covenants, including the maintenance of specified financial ratios. Borrowings are secured by substantially all the assets of the Company. During the years ended March 31, 1997, 1996 and 1995 there were no borrowings under the line of credit and standby letters of credit of $300,000 are outstanding at March 31, 1997.

Interest paid for the years ended March 31, 1997, 1996 and 1995 approximates interest expense.

4.  Leases

The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of March 31, 1997:


                        Operating     Sublease
                         Leases       Income        Net
                      -------------------------------------
Year ending March 31:
1998                     $984,291    $(96,437)    $887,854
1999                      904,776     (96,437)     808,339
2000                      510,839     (43,266)     467,573
2001                      381,738     (25,542)     356,196
2002                      352,592     (25,542)     327,050
Thereafter                331,100     (57,470)     273,630
Net future minimum    -------------------------------------
lease payments         $3,465,336   $(344,694)  $3,120,642
                      =====================================

Rental expense for operating leases amounted to $1,001,919, $673,321 and $697,787 in 1997, 1996 and 1995, respectively.
Sublease income amounted to $90,016, $82,217 and $55,181 in 1997, 1996 and 1995, respectively.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

5.  Network Service Resale Agreements

On January 15, 1996, the Company entered into a four year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted if there is a failure to achieve certain volume commitments. These provisions had no effect on the financial statements for the year ended March 31, 1997.

On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at fixed prices by service during the term of the agreement. On October 11, 1996, the Company entered into an amendment to the agreement which extended the term of the agreement by 5 years from the date of the amendment. Over such extension period, the Company shall be liable for a minimum aggregate usage commitment of $25 million. Furthermore, the rates set forth under the aforementioned amendment may be adjusted if there is a failure to meet certain periodic volume commitments. Due to existing and expected usage, these provisions had no effect on the financial statements for the year ended March 31, 1997.

Prior to the execution of the agreements described above, and through March 31, 1997, the Company also provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage on the network, and there are no other performance obligations.

6.  Stockholders' Equity

Common Stock

The Board of Directors approved a 25% stock dividend, declared as of January 18, 1995, payable to shareholders of record on March 1, 1995. For financial reporting purposes, this transaction has been accounted for as a stock split, effected in the form of a dividend. A total of 623,359 shares of common stock were issued and $540 in cash was paid for fractional share amounts in connection with the split.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

6.  Stockholders' Equity (continued)

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

7.  Benefit Plans

Defined Contribution Plan

In September 1993, the Company established a defined contribution plan (401(k) plan) covering all employees who meet certain eligibility requirements. Participants may make contributions to the plan up to 15% of their compensation (as defined) up to the maximum established by law. The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the plan were $230,079, $210,063 and $154,748 in 1997, 1996 and 1995, respectively. Administrative costs paid by the Company were $1,275, $7,982 and $2,377 in 1997, 1996 and 1995, respectively.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

7.  Benefit Plans (continued)

The Company has an employee stock purchase plan (the "ESPP") which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on the valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the ESPP during the three years in the period ended March 31, 1997. Indicated below is a summary of shares of common stock purchased by the ESPP. All share and per share amounts indicated below have been presented to reflect the stock dividend and stock splits described above.

In July 1996 and February 1997, the ESPP purchased 2,998 shares at $11.05 per share and 5,716 shares at $6.48 per share, respectively.

In July 1995 and January 1996, the ESPP purchased 7,011 shares at
$3.26 per share and 2,345 shares at $11.05 per share, respectively.

In July 1994 and January 1995, the ESPP purchased 25,324 shares at $0.55 per share and 19,448 shares at $0.78 per share, respectively.

Stock Option Plans

Under the terms of its Employees Incentive Stock Option Plan, as amended, the 1985 Stock Option Plan, the 1993 Incentive Stock Option Plan and the 1996 Stock Option Plan, the Company may grant qualified incentive stock options for the purchase of Common Stock to employees, officers and directors who are employees of the Company for a minimum of six months. In addition, under the terms of its 1985 Stock Option Plan, the Company may grant non-qualified incentive stock options for the purchase of Common Stock to non-employees of the Company. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Nonqualified options may also be granted under the plan to directors, consultants or agents who are not employees and to employees who own more than 10% of the Company's voting securities. Nonqualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

7.  Benefit Plans (continued)

In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

On October 11, 1994, unvested options for the purchase of 949,131 shares, which were initially exercisable in annual installments, were made exercisable in full.

Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP using the fair value method prescribed by that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                             Options             ESPP
                          -------------    ----------------
                          1997    1996       1997    1996
                          ----    ----       ----    ----
Expected life (years)     3.98    3.49       0.50    0.50
Interest rate             6.28%   6.12%      5.40%   6.48%
Volatility               87.88%  87.88%     93.03%  80.93%
Dividend yield            0.00%   0.00%      0.00%   0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

7.  Benefit Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share is as follows:

                                     1997        1996
Pro forma net income               $4,094,000  $3,550,000
Pro forma net income per share     $     0.39  $     0.34

The effects on 1997 and 1996 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                              1997                1996                1995
                       -------------------  ------------------  ------------------
                                 Weighted-           Weighted-           Weighted-
                                  Average             Average             Average
                                  Exercise            Exercise            Exercise
                         Options   Price    Options    Price    Options    Price
                       -----------------------------------------------------------
 Outstanding at
 beginning of year     1,995,878   $4.01   1,526,850   $1.45   2,456,814   $0.64
 Options granted         280,539    9.67   1,000,250    8.06   1,305,693    1.74
 Options terminated     (286,734)   7.54    (290,689)   2.37     (72,189)   0.53
 Options exercised       (36,571)   1.20    (240,533)   0.51  (2,163,468)   0.73
                       ----------          ----------         -----------
Outstanding at end
 of year               1,953,112   $4.36   1,995,878   $4.01   1,526,850   $1.45
                       ==========          ==========         ===========
Exercisable at end
 of year                 772,282             613,824             512,793
                       ==========          ==========         ===========
Weighted-Average fair
 value of options
 granted during the
 year                      $6.43               $5.09
                       ==========          ==========

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

7.  Benefit Plans (continued)

The following table presents weighted-average price and life information about significant option groups outstanding at March
31, 1997:

                            Options Outstanding                       Options Exercisable
                   -------------------------------------------  -----------------------------
                                    Weighted
                                     Average       Weighted                      Weighted
     Range of         Number        Remaining       Average         Number        Average
  Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
------------------ ------------ ----------------- -------------- ------------- ---------------
   $0.25            187,500        1.1 years        $ 0.25         187,500        $ 0.25
    0.53            181,618        6.5 years          0.53          87,376          0.53
0.90 -  1.10        488,688        6.1 years          1.04         322,666          1.01
2.70 -  2.98        269,056        7.9 years          2.74         131,528          2.74
6.00 -  8.25        417,500        4.7 years          6.50           5,000          6.13
9.12 - 13.00        399,750        4.4 years         10.65          38,212         10.32
  $16.25              9,000        5.1 years        $16.25               0        $ 0.00
                  ---------                                        -------
                  1,953,112                                        772,282
                  =========                                        =======

8.  Income Taxes

The provision for income tax expense consisted of the following:

                                1997           1996
                            ----------------------------
Current payable:
Federal                      $2,660,000     $2,135,000
State                           906,000        725,000
                            ----------------------------
                              3,566,000      2,860,000
Deferred tax benefit           (289,000)      (124,000)
                            ----------------------------
                             $3,277,000     $2,736,000
                            ============================

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

8.  Income Taxes (continued)

Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                          1997      1996
                                      ----------------------
Deferred tax assets:
   Depreciation                        $191,000   $107,000
   Accruals and allowances              445,000    220,000
                                      ----------------------
Total deferred tax asset                636,000    327,000

Deferred tax liability:
Prepaid expenses                        (31,000)   (11,000)
Cash surrender value of life
  insurance policy                      (39,000)   (39,000)
                                      ----------------------
Total deferred tax liability            (70,000)   (50,000)
                                      ----------------------
Net deferred tax asset                  $566,000  $277,000
                                      ======================

The income tax expense is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

                                  1997        1996        1995
                               ----------------------------------
Tax at U.S. statutory rate     $2,706,000  $2,322,000   $790,000
State income taxes, net of
  federal benefit                 552,000     466,000    151,000
Tax benefit of the utilization
  of NOL carryforwards and
  alternative minimum tax
  credits                                               (107,000)
Other                              19,000     (52,000)    16,000
                               ----------------------------------
                               $3,277,000  $2,736,000   $850,000
                               ==================================

Income taxes paid in 1997, 1996 and 1995 amounted to $3,319,000, $3,163,000 and $679,000, respectively.

                    CTC COMMUNICATIONS CORP.

                  NOTES TO FINANCIAL STATEMENTS

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

During the year ended March 31, 1995, the Company loaned an aggregate of $159,285 to certain stockholders who utilized the funds to exercise stock options. Also, in connection with the exercise of employee stock options, the Company received shares of common stock with an aggregate fair market value of $1,274,378 in lieu of cash upon the exercise of these options. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

These non-cash transactions have been excluded from the statements of cash flows for the years ended March 31, 1996 and 1995.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                        CTC COMMUNICATIONS CORP.

---------------------------------------------------------------------------------------
       COL. A                      COL. B           COL. C           COL. D     COL. E
---------------------------------------------------------------------------------------
                                                   ADDITIONS
                                             --------------------
                                               (1)        (2)
                                                       Charged to
                                 Balance at  Charged to  Other                 Balance
                                  Beginning  Costs and  Accounts-  Deductions-  at End
   DESCRIPTION                    of Period   Expenses  Describe   Describe   of Period
---------------------------------------------------------------------------------------
Year ended March 31, 1997:
  Allowance for doubtful accounts   $190,215   $316,669(b)        $129,884(a)  $377,000

Year ended March 31, 1996:
  Allowance for doubtful accounts   $128,452   $ 61,763                        $190,215

Year ended March 31, 1995:
  Allowance for doubtful accounts   $ 70,401   $ 80,000           $ 21,949(a)  $128,452

(a) = Bad debts written off net of collections.
(b)  Increase in provision in 1997 compared to 1996 and 1995 attributable to a significant increase in network service resale income for which bad debt write-offs are significantly higher than commission income.

FORM 10-K FOR THE PERIOD ENDED MARCH 31, 1997

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                CTC COMMUNICATIONS CORP.

                               /S/  ROBERT J. FABBRICATORE
                               ---------------------------
                                Robert J. Fabbricatore,
                                Chairman and CEO

                                /S/  JOHN D. PITTENGER
                                ---------------------------
                                John D. Pittenger,
                                Vice President, Finance,
                                Treasurer, and Chief
                                Financial Officer
Date: June 25, 1997

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


                                 /S/  ROBERT J. FABBRICATORE
                                 --------------------------------
                                 Robert J. Fabbricatore, Chairman

                                 /S/  PHILIP J. RICHER
                                 --------------------------------
                                 Philip J. Richer, Director

                                  /S/  RICHARD J. SANTAGATI
                                  -------------------------------
                                  Richard J. Santagati, Director

                                  /S/  J. RICHARD MURPHY
                                 -------------------------------
                                  J. Richard Murphy, Director

                                  /S/  HENRY HERMANN
                                 -------------------------------
                                  Henry Hermann, Director

Date: June 25, 1997