Form 10-Q
period 1997-06-30
CTC COMMUNICATIONS CORP
filed 1997-08-11
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 1997.

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

As of August 11, 1997, 9,894,613 shares of Common Stock were outstanding.

                         COMPUTER TELEPHONE CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                         PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of June 30 and March 31, 1997                3

                        Condensed Statements of Income
                        Three Months Ended June 30, 1997 and 1996       4

                        Condensed Statements of Cash Flows
                        Three Months Ended June 30, 1997 and 1996       5

                        Notes to Condensed Financial Statements         6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   7-8

            Item 3.     Quantitative and Qualitative                    Inapplicable
                        Disclosures About Market Risk

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           9

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K

                        The following exhibits are included herein:

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months ended
                              June 30, 1997 and 1996

                        (27)  Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                                June 30,           March 31,
                                                 1997                1997
                                             -------------       -------------
ASSETS
Current assets:
Cash and cash equivalents                    $  3,409,485        $  6,405,670
Accounts receivable, net                       14,070,505          10,904,820
Prepaid expenses and other current assets         508,688             493,553
                                             -------------       -------------
     Total Current Assets                      17,988,678          17,804,043

Furniture, Fixtures and Equipment               7,924,963           7,268,372
  Less accumulated depreciation                (5,751,650)         (5,565,650)
                                             -------------       -------------
     Total Equipment                            2,173,313           1,702,722

Deferred tax asset                                566,000             566,000
Other assets                                      112,485             113,685
                                             -------------       -------------
     Total Assets                            $ 20,840,476        $ 20,186,450
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $  2,807,659        $  3,238,416
Accrued income taxes                                    0             225,948
Accrued salaries and related taxes              2,357,718           2,423,825
Deferred revenue                                        0               6,588
                                             -------------       -------------
     Total Current Liabilities                  5,165,377           5,894,777

Stockholders' equity:
Common Stock                                       98,892              96,294
Additional paid in capital                      4,765,282           4,758,454
Retained earnings                              10,946,750           9,572,750
                                             -------------       -------------
                                               15,810,924          14,427,498
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity                15,675,099          14,291,673
                                             -------------       -------------
     Total Liabilities and
      Stockholders' Equity                   $ 20,840,476        $ 20,186,450
                                             =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1997                1996
                                                       -------------       -------------
Revenue
   Commissions                                         $  8,604,852        $  6,755,680
   Resale                                                 3,054,102           2,251,781
                                                       -------------       -------------
                                                         11,658,954           9,007,461
Costs and expenses
   Cost of resale revenue                                 2,442,836           1,681,855
   Selling, general and administrative expenses           6,935,100           5,334,803
                                                       -------------       -------------
                                                          9,377,936           7,016,658
                                                       -------------       -------------
Income from operations                                    2,281,018           1,990,803

Other
   Interest income                                           57,586              41,627
   Interest expense                                          (4,455)               (625)
   Other                                                      3,851               2,581
                                                       -------------       -------------
                                                             56,982              43,583
                                                       -------------       -------------
Income before income taxes                                2,338,000           2,034,386

Provision for income taxes                                  964,000             840,200
                                                       -------------       -------------
Net income                                             $  1,374,000        $  1,194,186
                                                       =============       =============
Net income per common share:

   Primary                                             $       0.13        $       0.11
                                                       =============       =============
   Fully diluted                                       $       0.13        $       0.11
                                                       =============       =============
Weighted average number of common shares:

   Primary                                               10,710,764          10,981,028
                                                       =============       =============
   Fully diluted                                         10,812,658          10,981,028
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1997                1996
                                                       -------------       -------------
OPERATING ACTIVITIES
Net Income                                             $  1,374,000        $  1,194,186

Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
   Depreciation and amortization                            186,000             159,000

Changes in noncash working capital items:
   Accounts receivable                                   (3,165,685)         (1,596,399)
   Inventories                                                    0                (642)
   Other current assets                                     (15,135)            (56,234)
   Other assets                                               1,200               1,200
   Accounts payable                                        (430,757)             91,288
   Accrued liabilities                                      (66,107)            247,019
   Accrued taxes                                           (225,948)            149,400
   Deferred revenue                                          (6,588)              1,527
                                                       -------------       -------------
Net cash provided (used) by operating activities         (2,349,020)            190,345


INVESTING ACTIVITIES

Additions to equipment                                     (656,591)           (118,232)
                                                       -------------       -------------
Net cash used in investing activities                      (656,591)           (118,232)


FINANCING ACTIVITIES

Proceeds from the issuance of common stock                    9,426                 830
                                                       -------------       -------------
Net cash provided by financing activities                     9,426                 830


Increase (decrease) in cash                              (2,996,185)             72,943
Cash at beginning of year                                 6,405,670           3,941,876
                                                       -------------       -------------

Cash and cash equivalents at end of period             $  3,409,485        $  4,014,819
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO MARCH 31, 1997

On July 8, 1997, the CTC Communications Corp. Employee Stock Purchase Plan purchased 5,438 shares of Common Stock from the Company at $6.4813 for the purchase period ended June 30, 1997.

Through August 6, 1997, 295,745 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

Total revenues for the first quarter of Fiscal 1998 increased 29% to approximately $11,659,000 from $9,007,000 for the same period of the preceding year (Fiscal 1997). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 27% to $8,605,000 for the three months ended June 30, 1997, from $6,756,000 for the first quarter of Fiscal 1997. Network service resale income, which represents the gross billings to mid-sized commercial accounts for the Company's long distance and Internet access network services, increased 36% to $3,054,000 from $2,252,000 for the same period of the preceding fiscal year. These increases can be attributed to a better trained and supported account executive group who developed additional customer contracts, and increased sales to the Company's existing customers by offering additional telecommunication products, including long distance, Internet access and frame relay services. In addition, increased unit sales under the NYNEX contract, together with stable commission rates over the past year, contributed to the overall growth in revenues.

Cost of resale revenues increased to $2,443,000 for the first quarter of Fiscal 1998 from $1,682,000 for the first quarter of Fiscal 1997. As a percentage of resale revenues, cost of resale revenues increased to 80% in the Fiscal 1998 quarter from 75% in the Fiscal 1997 quarter as certain resale services, including Internet access and frame relay services, which have somewhat lower margins than other resale services, were introduced by the Company. The Company anticipates that its overall resale margins will stabilize at or near Fiscal 1998 first quarter levels in future periods.

Selling, general, and administrative expenses increased 30% to $6,935,000 for the first quarter of Fiscal 1998 as compared to $5,335,000 for the first quarter of Fiscal 1997. This increase is primarily attributable to the increase in the variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. In addition, the Company has increased the number of sales offices, particularly in the Northeast, and continued to hire additional account executives. The Company currently has the office space capacity to expand its sales force to its goal of approximately 170 account executives by March 31, 1998, from its current sales force of 125. The Company expects to incur increased recruiting expenses in subsequent quarters to accomplish this goal.

The Company also made significant capital investments in the quarter ended June 30, 1997. Investments were made in the Company's information systems to expand their effectiveness and enable the systems to incorporate additional products, including local telecommunication services, onto the Company's resale platform. During the quarter, the Company entered into an agreement to purchase a tandem switch to be deployed in the New York City area. This investment is expected to lower the Company's costs on existing long distance business and make competitive international calling rates more available to the Company's customer base. The switch is expected to commence operation during the fall of 1997.

Net income for the first quarter of Fiscal 1998 increased to $1,374,000 from $1,194,000 for the same period of Fiscal 1997. The Company estimates that it will utilize an effective tax rate of approximately 41% for the balance of Fiscal 1998.

The period ended June 30, 1997 marks the sixteenth consecutive profitable quarter for the Company. Management believes that its strategy of building long term relationships and offering additional products to these same customers, when combined with continuing efforts to control costs, should result in continued profitability throughout the balance of Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997 was $12,823,000, as compared to $11,909,000 at March 31, 1996, an increase of 8%. Cash balances at June 30, 1997 totaled $3,409,000, a decrease of almost $3,000,000 from March 31, 1997, due to a $3,166,000 increase in accounts receivable during the first
quarter.    The increase in accounts receivable resulted from a delay in payment by NYNEX, the Company's largest customer, of agency commissions to NYNEX agents, including the Company, caused by problems experienced by NYNEX in its efforts to automate its agent payment process. The Company has been advised by NYNEX that it is committed to expeditiously resolving these problems and, accordingly, the Company does not anticipate experiencing further significant delays in receiving these agency commissions.

The Company's revolving line of credit agreement with Fleet Bank, which is available under certain conditions, provides for a credit line of $5,000,000 at the prime rate of interest, with LIBOR rates available at the Company's election.

The Company presently has no bank debt (other than the $300,000 outstanding as of June 30, 1997 under the Fleet line of credit to finance certain letters of credit) and expects that the revolving credit line, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the next twelve months under its current operating plan. However, any substantial increase in reselling operations and related asset investment may require additional financing.

The foregoing statements in Part I Item 2 regarding the Company's intent to expand its sales force, its expectations of continued profitability throughout the remainder of Fiscal 1998, improved long distance margins and stable overall resale margins, its expectation that NYNEX will resolve its payment process problems, and its ability to meet its cash requirements for the next 12 months are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the Company's inability to hire and retain experienced account executives, unforeseen delays in receiving NYNEX commissions on a timely basis, delays in bringing its tandem switch on line or operational problems with the switch, and increased competitive pressures from current and additional suppliers of local and long-distance telephone services and other telecommunications services.

PART II

Item 2

During the quarter ended June 30, 1997, the registrant issued a total of 294,745 shares of Common Stock for an aggregate consideration of $280,497.50 pursuant to the exercise of employee incentive stock options by three employees of the registrant. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and stop transfer orders given to the registrant's transfer agent. All recipients had adequate access to information regarding the registrant.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                  CTC COMMUNICATIONS CORP.


Date: August 11, 1997                /S/  ROBERT FABBRICATORE
                                    -------------------------
                                         Robert Fabbricatore
                                         Chairman and CEO


Date: August 11, 1997               /S/  JOHN D. PITTENGER
                                   -----------------------
                                        John D. Pittenger
                                        Treasurer