Form 10-Q
period 1997-09-30
CTC COMMUNICATIONS CORP
filed 1997-11-12
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 1997.

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

As of October 29, 1997, 9,902,213 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of September 30 and March 31, 1997             3

                        Condensed Statements of Income
                        Three Months Ended September 30, 1997 and 1996    4

                        Condensed Statements of Income
                        Six Months Ended September 30, 1997 and 1996      5

                        Condensed Statements of Cash Flows
                        Six Months Ended September 30, 1997 and 1996      6

                        Notes to Condensed Financial Statements           7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     8-10

            Item 3.     Quantitative and Qualitative Disclosures
                        About Market Risk                                 Inapplicable

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

                       (10.28) Fleet Revolving and Term Loan Agreement

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months and Six Months ended
                              September 30, 1996 and 1995


The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                             September 30,         March 31,
                                                 1997                1997
                                             -------------       -------------
ASSETS
Current assets:
Cash and cash equivalents                    $  4,372,594        $  6,405,670
Accounts receivable, net                       13,321,418          10,904,820
Prepaid expenses and other current assets         984,261             493,553
                                             -------------       -------------
     Total Current Assets                      18,678,273          17,804,043

Furniture, Fixtures and Equipment               8,747,072           7,268,372
  Less accumulated depreciation                (5,967,650)         (5,565,650)
                                             -------------       -------------
     Total Equipment                            2,779,422           1,702,722

Deferred tax asset                                566,000             566,000
Other assets                                      111,285             113,685
                                             -------------       -------------
     Total Assets                            $ 22,134,980        $ 20,186,450
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $  2,944,980        $  3,238,416
Accrued income taxes                                    0             225,948
Accrued salaries and related taxes              2,235,656           2,423,825
Deferred revenue                                        0               6,588
                                             -------------       -------------
     Total Current Liabilities                  5,180,636           5,894,777

Stockholders' equity:
Common Stock                                       98,946              96,294
Additional paid in capital                      4,800,473           4,758,454
Retained earnings                              12,190,750           9,572,750
                                             -------------       -------------
                                               17,090,169          14,427,498
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity                16,954,344          14,291,673
                                             -------------       -------------
     Total Liabilities and
      Stockholders' Equity                   $ 22,134,980        $ 20,186,450
                                             =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                       September 30,       September 30,
                                                           1997                1996
                                                       -------------       -------------
Network service revenues:
   Commissions                                         $  8,356,413        $  6,827,449
   Resale                                                 3,488,684           2,789,619
                                                       -------------       -------------
                                                         11,845,097           9,617,068
Costs and expenses
   Cost of resale revenue                                 2,712,249           2,153,225
   Selling, general and administrative expenses           7,053,701           5,719,936
                                                       -------------       -------------
                                                          9,765,950           7,873,161
                                                       -------------       -------------
Income from operations                                    2,079,147           1,743,907

Other
   Interest income                                           39,352              43,878
   Interest expense                                          (5,772)             (5,781)
   Other                                                      1,273               5,824
                                                       -------------       -------------
                                                             34,853              43,921
                                                       -------------       -------------
Income before income taxes                                2,114,000           1,787,828

Provision for income taxes                                  870,000             739,000
                                                       -------------       -------------
Net income                                             $  1,244,000        $  1,048,828
                                                       =============       =============
Net income per common share

   Primary                                             $       0.12        $       0.10
                                                       =============       =============
   Fully diluted                                       $       0.12        $       0.10
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,757,798          10,821,505
                                                       =============       =============
   Fully diluted                                         10,757,798          10,867,983
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                               Six Months Ended
                                                       September 30,       September 30,
                                                           1997                1996
                                                       -------------       -------------
Network service revenues:
   Commissions                                         $ 16,961,264        $ 13,575,690
   Resale                                                 6,542,785           5,048,838
                                                       -------------       -------------
                                                         23,504,049          18,624,528
Costs and expenses
   Cost of resale revenue                                 5,156,085           3,832,413
   Selling, general and administrative expenses          13,987,801          11,057,406
                                                       -------------       -------------
                                                         19,143,886          14,889,819
                                                       -------------       -------------
Income from operations                                    4,360,163           3,734,709

Other
   Interest income                                           96,938              85,506
   Interest expense                                         (10,227)             (6,406)
   Other                                                      5,127               8,405
                                                       -------------       -------------
                                                             91,838              87,505
                                                       -------------       -------------
Income before income taxes                                4,452,001           3,822,214

Provision for income taxes                                1,834,000           1,579,200
                                                       -------------       -------------
Net income                                             $  2,618,001        $  2,243,014
                                                       =============       =============
Net income per common share

   Primary                                             $       0.24        $       0.21
                                                       =============       =============
   Fully diluted                                       $       0.24        $       0.21
                                                       =============       =============
Weighted average number of common shares

   Primary                                               10,734,281          10,901,267
                                                       =============       =============
   Fully diluted                                         10,785,228          10,924,506
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                       September 30,       September 30,
                                                           1997                1996
                                                       -------------       -------------
OPERATING ACTIVITIES
Net Income                                             $  2,618,001        $  2,243,014

Adjustments to reconcile net income to
 net cash (used) by operating activities:
   Depreciation and amortization                            402,000             327,000

Changes in noncash working capital items:
   Accounts receivable                                   (2,416,599)         (3,031,559)
   Inventories                                                    0               5,997
   Other current assets                                    (490,708)           (225,104)
   Other assets                                               2,400               2,650
   Accounts payable                                        (293,436)            399,579
   Accrued liabilities                                     (188,169)            252,774
   Accrued taxes                                           (225,948)                  0
   Deferred revenue                                          (6,588)              4,193
                                                       -------------       -------------
Net cash (used) by operating activities                    (599,047)            (21,456)


INVESTING ACTIVITIES

Additions to equipment                                   (1,478,700)           (333,301)
                                                       -------------       -------------
Net cash used in investing activities                    (1,478,700)           (333,301)


FINANCING ACTIVITIES

Proceeds from the issuance of common stock                   44,671              46,838
                                                       -------------       -------------
Net cash provided by financing activities                    44,671              46,838


(Decrease) in cash                                       (2,033,076)           (307,919)
Cash at beginning of year                                 6,405,670           3,941,876
                                                       -------------       -------------

Cash and cash equivalents at end of period             $  4,372,594        $  3,633,957
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.
In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company is party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO JUNE 30, 1997

On July 8, 1997, the CTC Communications Corp. Employee Stock
Purchase Plan purchased 5,438 shares of Common Stock from the Company at $6.4813 per share for the purchase period ended June 30, 1997.

Through October 29, 1997, 7,600 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.  NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of shares of common stock and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalent shares result from the assumed exercise of common stock options using the treasury stock method.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED
SEPTEMBER 30, 1996.

Total revenues for the second quarter of Fiscal 1998 increased 23% to $11,845,000 from $9,617,000 for the same period of the preceding year (Fiscal 1997). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 22% to $8,356,000 for the three months ended September 30, 1997, from $6,827,000 for the second quarter of Fiscal 1997. Network service resale income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance, Internet access, and frame relay network services, increased 25% to $3,489,000 from $2,790,000 for the same period of the preceding fiscal year.

Total revenues for the six month period ended September 30, 1997 increased 26% to $23,504,000 from $18,625,000 for the same period of Fiscal 1997. Network service commission income increased 25% to $16,961,000 from $13,576,000 for the same period of the preceding fiscal year. For the six month period, the Company recognized network service resale income of $6,543,000 as compared to $5,049,000 for the same period of Fiscal 1997, an increase of 30%.

These increases in revenue can be attributed to the development of additional customer relationships in the middle market commercial segment, as well as increased sales to the Company's existing customers. In the network service commission income category, increased unit sales under the NYNEX (now Bell Atlantic) contract accounted for the growth in revenues. In the network service resale income category, the Company commenced offering frame relay data services, which along with overall network growth, accounted for the increase.

COST OF RESALE REVENUES

Cost of resale revenues increased to $2,712,000 and $5,156,000 for the three and six months respectively ended September 30, 1997, an increase of 26% and 35% over the corresponding periods of the previous fiscal year. As a percentage of resale revenues, cost of resale revenues were 78% and 79% for the three and six month periods ended September 30, 1997, as compared to 77% and 76% for the same periods of the preceding fiscal year. The increase in costs as a percentage of revenues can be attributed to adding products to the platform in the current fiscal year that have somewhat lower margins.

Selling, general, and administrative expenses increased 23% to $7,054,000 for the second quarter of Fiscal 1998 from $5,720,000 for the second quarter of Fiscal 1997. For the six month period ended September 30, 1997, selling, general and administrative expenses increased 27% to $13,988,000, from $11,057,000 for the same period of the preceding fiscal year.

These increases are primarily attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. The Company incurred additional expenses in expanding its sales force from 125 account executives at June 30, 1997 to 138 at September 30, 1997. The Company expects to incur increased costs in subsequent quarters as it continues to expand its sales offices and account executives in an effort to more completely service its Northeast Footprint.

Net income for the second quarter of Fiscal 1998 increased to $1,244,000 from $1,049,000 for the same period of Fiscal 1997. For the six months ended September 30, 1997, net income increased to $2,618,000 from $2,243,000 for the same six month period of Fiscal 1997. The Company estimates that it will utilize an effective tax rate of approximately 41% for the balance of Fiscal 1998.

The Company continues to make strategic capital investments. In the quarter ended September 30, 1997, the Company expanded its information system to provide for additional enhancements to link the Company's system with its suppliers. During the second quarter, the Company initiated the operation of a tandem switch in New York City to permit the expansion of margins on existing long distance traffic and make competitive international calling rates available to the Company's customer base.

The three month period ended September 30, 1997 marks the seventeenth consecutive quarter of profits for the Company. Management believes that its strategy of building long term relationships and offering additional products to its customers, when combined with continuing efforts to control costs, should result in continued profitability throughout the balance of Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997 amounted to $13,498,000, as compared to $11,909,000 at March 31, 1997, an increase of 13%. Cash balances at September 30, 1997 totaled $4,373,000, a decrease of $2,033,000 from March 31, 1997 but an increase of $964,000 from June 30, 1997. This decrease in cash from the beginning of the fiscal year is a result of a substantial delay in payments from Bell Atlantic to all agents, including the Company. According to Bell Atlantic, it has committed resources to resolve its payment problems experienced by its efforts to further automate its agent payment process. Although slight progress has been made in resolving these problems, Bell Atlantic is still unable to remedy its system to permit payment in full of all amounts due to the Company. The Company has submitted detailed documentation supporting its claims for payment.

On October 14, 1997, Fleet National Bank issued a commitment for a new $25 million credit facility to the Company. The facility, which is available under certain conditions, consists of a $15 million revolving line of credit to be utilized for working capital support and standby letters of credit and a $10 million line of credit to be utilized for acquisitions, fixed asset investments and permanent working capital needs.

The Company presently has no bank debt (other than $300,000 outstanding as of September 30, 1997 under the Fleet line of credit to finance certain Letters of Credit) and expects that the credit facility, together with cash flows from operations, will be sufficient to meet the cash requirements of the Company for the next twelve months under its current operating plan. However, any substantial increase in reselling operations and related asset investment may require additional financing.

The foregoing statements in Part I Item 2 regarding the Company's intent to further leverage its customer relationships, its intent to expand its sales force, its expectation of continued profitability throughout the remainder of Fiscal 1998, that Bell Atlantic will resolve its payment process problems and pay past due amounts, and its ability to meet its cash requirements for the next 12 months are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the Company's inability to hire and retain experienced account executives, further unforeseen delays in receiving Bell Atlantic commissions on a timely basis, unfavorable changes in the commission rates payable to the Company under the Bell Atlantic Sales Agency Agreement, and increased competitive pressures from current and additional suppliers of local and long-distance telephone services and other telecommunication services.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1997 Annual Meeting of Stockholders of the Company was held on October 20, 1997.

(b)     Not applicable.

(c)     Each nominee for director received the following votes:

                                                     Withhold
Name                           For                   Authority
---------------------------------------------------------------
Robert J. Fabbricatore       9,119,329                275,468
Richard J. Santagati         9,118,365                276,432
J. Richard Murphy            9,119,965                274,832
Henry Hermann                9,119,965                274,832

The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   No Vote
---------------------------------------------------------------------------------
Amendment to 1996 Stock
Option Plan to increase to
1,750,000 the number of
shares issuable thereunder    5,224,908       652,705      20,919       3,496,265

To approve selection of
Ernst & Young as
accountants for the
Company for the fiscal
year ending 3/31/98           9,372,022        15,661       7,114          0

(d)     Not applicable.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                   CTC COMMUNICATIONS CORP.


Date: November 12, 1997             /S/  ROBERT FABBRICATORE
                                    -------------------------
                                         Robert Fabbricatore
                                         Chief Executive
                                         Officer


Date: November 12, 1997            /S/  JOHN D. PITTENGER
                                   -----------------------
                                        John D. Pittenger
                                        Chief Financial
                                        Officer