Form 10-Q
period 1997-12-31
CTC COMMUNICATIONS CORP
filed 1998-02-17
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended December 31, 1997.

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

                   (781) 466-8080
 (Registrant's telephone number including area code)


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

As of February 1, 1998, 9,974,683 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                 PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of December 31 and March 31, 1997              3

                        Condensed Statements of Income
                        Three Months Ended December 31, 1997 and 1996     4

                        Condensed Statements of Income
                        Nine Months Ended December 31, 1997 and 1996      5

                        Condensed Statements of Cash Flows
                        Nine Months Ended December 31, 1997 and 1996      6

                        Notes to Condensed Financial Statements        7-10

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations 11-17

            Item 3.     Quantitative and Qualitative Disclosures
                        About Market Risk                      Inapplicable

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                             17-18

            Item 2.     Changes in Securities                            18

            Item 3.     Default Upon Senior Securities         Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                         18

            Item 5.     Other Information                      Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K
                        The following exhibits are included herein:

                       (11)   Statements Regarding Computation
                              of Per Share Earnings
                              Three Months and Nine Months ended
                              December 31, 1997 and 1996

                       (27)   Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                             December 31 ,         March 31,
                                                 1997                1997
                                             -------------      -------------
ASSETS
Current assets:
Cash and cash equivalents                    $  1,101,478       $  6,405,670
Accounts receivable, net                       17,380,683         10,904,820
Prepaid expenses and other current assets         845,931            493,553
                                             -------------      -------------
     Total Current Assets                      19,328,092         17,804,043

Furniture, Fixtures and Equipment              11,824,800          7,268,372
  Less accumulated depreciation                (6,315,650)        (5,565,650)
                                             -------------      -------------
     Total Equipment                            5,509,150          1,702,722

Deferred tax asset                                566,000            566,000
Other assets                                      110,085            113,685
                                             -------------      -------------
     Total Assets                            $ 25,513,327       $ 20,186,450
                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $  4,247,249       $  3,238,416
Accrued income taxes                                1,430            225,948
Accrued salaries and related taxes              1,896,732          2,423,825
Deferred revenue                                        0              6,588
Current portion of notes payable                  174,796                  0
                                             -------------      -------------
     Total Current Liabilities                  6,320,207          5,894,777

Notes payable, net of current portion           1,671,277                  0

Stockholders' Equity:
Common Stock                                       99,703             96,294
Additional paid in capital                      4,861,215          4,758,454
Retained earnings                              12,696,750          9,572,750
                                             -------------      -------------
                                               17,657,668         14,427,498
Amounts due from stockholders                    (135,825)          (135,825)
                                             -------------      -------------
     Total Stockholders' Equity                17,521,843         14,291,673
                                             -------------      -------------
     Total Liabilities and
      Stockholders' Equity                   $ 25,513,327       $ 20,186,450
                                             =============      =============
The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                 December 31,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Network service revenues:
   Commissions                                   $  7,620,106   $  7,265,608
   Resale                                           3,535,540      2,928,179
                                                 -------------  -------------
                                                   11,155,646     10,193,787
Costs and expenses
   Cost of resale revenue                           2,940,001      2,261,625
   Selling, general and administrative expenses     7,381,233      6,000,420
                                                 -------------  -------------
                                                   10,321,234      8,262,045
                                                 -------------  -------------
Income from operations                                834,412      1,931,742

Other
   Interest income                                     29,274         48,126
   Interest expense                                   (11,908)        (3,237)
   Other                                                9,222          2,369
                                                  ------------  -------------
                                                       26,588         47,258
                                                  ------------  -------------
Income before income taxes                            861,000      1,979,000

Provision for income taxes                            355,000        820,000
                                                 -------------  -------------
Net income                                       $    506,000   $  1,159,000
                                                 =============  =============
Net income per common share:

   Basic                                         $       0.05   $       0.12
                                                 =============  =============
   Diluted                                       $       0.05   $       0.11
                                                 =============  =============
Weighted average number of common shares:

   Basic                                            9,917,361      9,607,538
                                                 =============  =============
   Diluted                                         11,078,771     10,696,595
                                                 =============  =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                      Nine Months Ended
                                                December 31,    December 31,
                                                   1997             1996
                                               -------------    -------------
Network service revenues:
   Commissions                                 $ 24,581,370     $ 20,841,300
   Resale                                        10,078,325        7,977,015
                                               -------------    -------------
                                                 34,659,695       28,818,315
Costs and expenses
   Cost of resale revenue                         8,095,086        6,094,038
   Selling, general and administrative expenses  21,370,033       17,057,826
                                                ------------    -------------
                                                 29,465,119       23,151,864
                                                  ----------    -------------
Income from operations                            5,194,576        5,666,451

Other
   Interest income                                  126,212          133,632
   Interest expense                                 (22,135)          (9,643)
   Other                                             14,348           10,774
                                               -------------    -------------
                                                    118,425          134,763
                                               -------------    -------------
Income before income taxes                        5,313,001        5,801,214

Provision for income taxes                        2,189,000        2,399,200
                                               -------------    -------------
Net income                                     $  3,124,001     $  3,402,014
                                               =============    =============
Net income per common share:

   Basic                                       $       0.32     $       0.35
                                               =============    =============
   Diluted                                     $       0.29     $       0.31
                                               =============    =============
Weighted average number of common shares:

   Basic                                          9,856,079        9,595,174
                                              =============    =============
   Diluted                                       10,824,001       10,812,910
                                               =============    =============


The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                December 31,     December 31,
                                                   1997             1996
                                               -------------    -------------
OPERATING ACTIVITIES
Net Income                                     $  3,124,001     $  3,402,014

Adjustments to reconcile net income to
 net cash (used) by operating activities:
   Depreciation and amortization                    750,000          507,000

Changes in noncash working capital items:
   Accounts receivable                           (6,475,864)      (2,824,773)
   Inventories                                            0           23,590
   Other current assets                            (352,378)        (327,086)
   Other assets                                       3,600            3,850
   Accounts payable                               1,008,833          204,290
   Accrued liabilities                             (527,093)         335,178
   Accrued taxes                                   (224,518)               0
   Deferred revenue                                  (6,588)          (2,950)
                                               -------------    -------------
Net cash (used) by operating activities          (2,700,007)       1,321,113


INVESTING ACTIVITIES

Additions to equipment                           (4,556,428)        (660,494)
                                               -------------    -------------
Net cash used in investing activities            (4,556,428)        (660,494)

FINANCING ACTIVITIES

Proceeds from notes payable                       1,846,073                0
Proceeds from the issuance of common stock          106,170           59,168
                                               -------------    -------------
Net cash provided by financing activities         1,952,243           59,168


(Decrease) in cash                               (5,304,192)         719,787
Cash at beginning of year                         6,405,670        3,941,876
                                               -------------    -------------

Cash and cash equivalents at end of period     $  1,101,478     $  4,661,663
                                               =============    =============

The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.
In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES


In December 1997, the Company filed a Complaint and Jury Trial Demand ("Complaint")against Bell Atlantic Corporation ("Bell Atlantic") in the United States District Court for the District of Maine (Civil Action No. 97-CV-395-P-H) alleging breach by Bell Atlantic (as successor to the NYNEX Company) of the Agreement for Sale of Services and Account Management effective as of February 1, 1996 between NYNEX and the Company (the "Agency Agreement") by reason of failure to pay approximately $14.0 million in commission payments due and owing under the Agency Agreement among other breaches. Subsequent to filing the suit, Bell Atlantic paid the Company $2,025,000 in reduction of the amount due to the Company. The Complaint also seeks monetary damages, and certain injunctive relief, for alleged unlawful competition, illegal tying arrangements in violation of the Sherman Antitrust Act and violation of Section 251 of the Telecommunications Act of 1996 by Bell Atlantic. Bell Atlantic has filed a motion in the Maine District Court seeking an order transferring the action to the U.S. District Court for the Southern District of new York (see below) and the Company has opposed this motion. If the Company is unable to promptly recover a substantial portion of the balance due from Bell Atlantic, it will be required to obtain additional sources of capital. There is no assurance that such additional financing will be available on favorable terms, if at all.

In January 1998, Bell Atlantic instituted an action against the Company in the U.S. District Court for the Southern District of New York (98 CIV 0048) denying that it had breached its obligations under the Agency Agreement and requesting an order compelling the Company to arbitrate its dispute with Bell Atlantic and enjoining the Company from proceeding with the above-described litigation in the Maine federal court. Bell Atlantic's complaint also seeks an order of injunctive relief requiring the Company to cease and desist from continuing to engage in certain activities allegedly in violation of its post termination non-competition, trademark usage and confidentiality obligations under the Agency Agreement. Subsequent to initiating the action, Bell Atlantic filed a motion for a temporary restraining order and preliminary injunction and an order compelling arbitration of the entire dispute.

On January 30, 1998, the Court issued an order denying Bell Atlantic's motion seeking to compel arbitration and granting its motion for a temporary restraining order. Specifically, the order temporarily enjoined the Company from selling or promoting the sale of any non-Bell Atlantic IntraLATA (local) telecommunications products, including IntraLATA products purchased wholesale from Bell Atlantic for resale to the Company's customers, to any Bell Atlantic customer for whom the Company was responsible for account management or to whom the Company sold any such Bell Atlantic service during the 12 months preceding December 30, 1997. The order also temporarily enjoined the Company from any use of Bell Atlantic's trademarks and trade name in promotional, advertising or marketing material without Bell Atlantic's written permission and from any use of certain Bell Atlantic confidential information disclosed to the Company in its capacity as Bell Atlantic's sales agent. The order will remain in effect unless either removed or modified by the court, or until final resolution of the action, but in no event beyond December 30, 1998.

The Company intends to file an answer denying the material allegations of the Bell Atlantic complaint. It believes that it has meritorious defenses to the Bell Atlantic action and will vigorously defend the action.

On February 6, 1998, the Company filed a Complaint and Request for Emergency Relief ("Complaint") with the Commonwealth of Massachusetts, Department of Telecommunications and Energy ("DTE") against New England Telephone and Telegraph Company d/b/a Bell Atlantic - Massachusetts ("Bell Atlantic"). The Complaint alleges that Bell Atlantic has recently rescinded its policy in the New England states of permitting resellers, including the Company, to assume the service contracts of retail customers under contract to Bell Atlantic. The Complaint alleges that Bell Atlantic's actions violate the resale agreement between the Company and Bell Atlantic, Section 251 of the Telecommunications Act of 1996 (which provides, in relevant part, that incumbent local exchange carriers have a duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers) and the DTE's Order on Competition in Massachusetts. The Complaint seeks an order directing Bell Atlantic to cease and desist from refusing to permit the assignment of existing contracts and to continue its long-standing practice of allowing resellers to assume these customer agreements, without penalty, on a resold basis or, in the alternative, an emergency, expedited investigation by the DTE into the dispute.


The Company is also a party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4.  COMMON STOCK TRANSACTIONS SUBSEQUENT TO SEPTEMBER 30, 1997

On January 13, 1998, the CTC Communications Corp. Employee Stock
Purchase Plan purchased 4,406 shares of Common Stock from the Company at $8.2875 per share for the purchase period ended December 31, 1997.

Through February 1, 1998, 75,664 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

NOTE 5.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted net income per share:

                                      Three Months Ended         Nine Months Ended
                                          December 31                 December 31
                                        1997        1996         1997          1996
Numerator:
Net income                             506,000    1,159,000    3,124,001    3,402,014

Numerator for basic net income
per share and diluted net income    -------------------------------------------------
per share                              506,000    1,159,000    3,124,001    3,402,014
                                    =================================================

Denominator:

Denominator for basic net income
per share-weighted average shares    9,917,361    9,607,538    9,856,079    9,595,174

Effect of dilutive securities:
Employee stock options               1,161,410    1,089,057      967,922    1,217,736

Denominator for diluted net income  -------------------------------------------------
per share-weighted-average shares   11,078,771   10,696,595   10,824,001   10,812,910
                                    =================================================
Basic net income per share                0.05         0.12         0.32         0.35
                                    =================================================
Diluted net income per share              0.05         0.11         0.29         0.31
                                    =================================================

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

RISK FACTORS

This quarterly report includes certain forward-looking statements. Like any company subject to a competitive business environment, the Company cannot guarantee the results predicted in any of its forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (but are not limited to) the following:

Need For Additional Financing

In December 1997, the Company sued Bell Atlantic Corp. for unpaid commissions amounting to $14,000,000. Of this amount, $2,025,000 was paid by Bell Atlantic to the Company subsequent to the filing of the suit. If the Company is unable to promptly collect a substantial portion of the balance due, it will require additional financing in order to continue to operate its business. In addition, the Company will require additional financing to support the expansion of its CLEC business. Sources of funding for the Company's future financing requirements may include public offerings or private placements of equity and/or debt securities and additional bank loans. Although the Company is actively negotiating for additional financing, there can be no assurance that such additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on terms acceptable to the Company. Failure to obtain such additional financing could have a material adverse effect on both the current business operations of the Company and its ability to further expand its CLEC business.

Anticipated Negative Cash Flow from Operations

Although its revenue has increased substantially in each of the last three years, the Company has experienced significant increases in expenses associated with the development and expansion of its customer base and its ongoing transition from agency to reseller operations.
For the nine months ended December 31, 1997, approximately 71% of such revenues were attributable to agency commissions and fees. Most of this revenue source is no longer available due to the Company's transition from agency to reseller status. As a reseller, the Company expects to incur significant negative cash flow in the near term as it implements its business strategy to expand its telecommunications service offerings and enter new markets. There can be no assurance that the Company will sustain the profitability or positive net cash flow which it achieved as an agent. If the Company fails to achieve profitability or positive net cash flow, it may not be able to meet its working capital requirements, which would have a material adverse effect on the Company.

Dependence Upon Implementation of Reseller Operations

An essential component of the Company's strategy is the implementation of its reseller operations. For the nine months ended December 31, 1997, network service resale income constituted 29% of the Company's total revenues. The success of the Company's reseller expansion plans are subject to a number of risks including the availability of adequate capital, the increasingly competitive nature of the telecommunications industry, including the effect of the development and introduction of new technologies and the ability to attract additional personnel, adverse results in the pending Bell Atlantic litigation in New York and Maine and proceedings before certain state regulatory commissions, and the ultimate resolution of certain judicial decisions invalidating certain FCC regulations and declaring unconstitutional certain sections of the Telecommunications Act of 1996.

Dependence on Relationship with Third-Party Facilities-Based Providers

The Company depends entirely on facilities-based carriers for the transmission of customer phone calls. For each local exchange market in which the Company presently operates, there currently is a single provider from whom the Company can purchase local exchange services on a ubiquitous basis. Under the Telecommunications Act, the Company is entitled to access to local exchange services in such markets. The termination of any of the Company's contracts with its carriers or a reduction in the quality or increase in cost of such carriers' services could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of call detail records provided by the carriers whose service the Company resells. There can be no assurance that the current carriers will continue to provide, or that new carriers, which may not have significant experience handling large volumes of resold local exchange traffic, will provide, accurate information on a timely basis, and any failure to do so could have a material adverse effect on the Company's results of operations.

Competition

The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company expects that competition will continue to intensify in the future due to regulatory changes, including continued implementation of the Telecommunications Act, and the increase in the size, resources and number of market participants. In each of its markets, the Company faces competition for local service from substantially larger and better capitalized incumbent providers. Additionally, the long distance market is already significantly more competitive than the local exchange market because the incumbent local exchange carriers ("ILECs"), including the Regional Bell Operating Companies ("RBOCs"), have historically enjoyed a monopoly position within the local exchange market.

OVERVIEW

Initially, the Company entered the local telecommunications market in the interconnect business, marketing, selling and servicing key systems and PBX business telephone systems in the Northeast. In the mid-1980s, the Company, in response to intensified competitive pressures, sold its interconnect business and focused exclusively on marketing and selling local telecommunications products under non-exclusive agency agreements, first with NYNEX, and then with additional RBOCs. In 1994, the Company began a planned transition to a resale platform in which it purchases telecommunications services at wholesale rates from facilities-based carriers for resale to its business customers. This transition was completed in December 1997 when the Company terminated its agency agreement with Bell Atlantic (formerly NYNEX) and commenced resale operations in January 1998 as a CLEC in New England and New York State.

Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company's operations are subject to certain material risks, as set forth above, and to certain other factors discussed further under "Liquidity and Capital Resources" in this Report. The Company anticipates losses and negative cash flow in the near term, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily from revenues from operations.

Historically, the Company's network service revenues have consisted of commissions earned as an agent of Bell Atlantic and other RBOCs and since 1994, revenues from the resale of long distance, frame relay, Internet access and other communications services. For the nine months ended December 31, 1997, agency commissions accounted for approximately 71% of network service revenues with resale revenues accounting for 29% of such revenues. As a result of the reseller transition in December 1997, agency commissions earned in the future will not be material.

The Company bills its customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

Cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support the Company's operations and growth as well as all amortization expenses. Depreciation is allocated throughout sales, marketing, general and administrative expense based on asset ownership.

The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company intends, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. To support its growth, the Company added three senior executives and over 90 additional employees in 1997. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
DECEMBER 31, 1997 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996.

Total revenues for the third quarter of Fiscal 1998 increased 9% to $11,156,000 from $10,194,000 for the same period of the preceding year (Fiscal 1997). Network service commission income, which represents fees earned by the Company in its capacity as an agent for various local and long distance telephone companies, increased 5% to $7,620,000 for the three months ended December 31, 1997, from $7,226,000 for the third quarter of Fiscal 1997. Network service resale income, which represents the gross billings to mid-sized commercial accounts on the Company's long distance, Internet access, and frame relay network services, increased 21% to $3,536,000 from $2,928,000 for the same period of Fiscal 1997.

Total revenues for the nine month period ended December 31, 1997 increased 20% to $34,660,000 from $28,818,000 for the same period of Fiscal 1997. Network service commission income increased 18% to $24,581,000 from $20,841,000 for the same period of Fiscal 1997. For the nine month period, the Company recognized network service resale income of $10,078,000 as compared to $7,977,000 for the same period of Fiscal 1997, an increase of 26%.

Overall, these increases in revenue can be attributed to the development of additional customer relationships in the middle market commercial segment, as well as increased sales to the Company's existing customer base. In the network service commission income category, increased unit sales under the Bell Atlantic contract accounted for the growth in revenues. While revenues increased 18% on a year-to-year comparison, commission revenues decreased 6% between the quarter ended September 30, 1997 and the quarter ended December 31, 1997 due to the Company's increased focus on preparing for the transition to the resale platform. In the network service resale income category, the Company commenced offering frame relay data services, which along with overall network growth in the long distance resale revenues, accounted for the increase.

Cost of Resale Revenues

Cost of resale revenues increased to $2,940,000 and $8,095,000, respectively, for the three months and nine months ended December 31, 1997, an increase of 30% and 33%, respectively, over the corresponding periods of Fiscal 1997. As a percentage of resale revenues, cost of resale revenues were 80% for the nine months ended December 31, 1997, as compared to 76% for the same period of Fiscal 1997; and 83% for the three months ended December 31, 1997, as compared to 77% for the corresponding period of Fiscal 1997. The increase in costs as a percentage of revenues can be attributed to adding products (e.g., frame relay) to the platform in the current fiscal year that have somewhat lower margins, as well as administrative costs related to the Company's new local billing platform including state and federal filing expenses.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased 23% to $7,381,000 for the third quarter of Fiscal 1998 from $6,000,000 for the third quarter of Fiscal 1997. For the nine month period ended December 31, 1997, selling, general and administrative expenses increased 25% to $21,370,000, from $17,058,000 for the same period of the preceding fiscal year.

These increases are primarily attributable to the increases in the variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. During the quarter ended December 31, 1997, the Company added an additional 38 account executives (for a total of 172) and 35 network coordinators (for a total of 96). The salaries, benefits, recruiting and training of these new employees increased the selling, general and administrative expenses for the quarter. The Company expects to hire additional sales and service personnel, as well as additional administrative personnel, in order to support the Company's planned growth and expansion.

Net income for the third quarter of Fiscal 1998 decreased to $506,000 from $1,159,000 for the same period of Fiscal 1997. For the nine months ended December 31, 1997, net income decreased to $3,124,000 from $3,402,000 for the same nine month period of Fiscal 1997. The decline in net income was primarily due to the aforementioned increase in selling, general and administrative expenses associated with the hiring of additional personnel and the expenditures incurred in connection with the transition from agent status to reseller of local services.

Liquidity and Capital Resources

Working capital at December 31, 1997 amounted to $13,008,000 as compared to $11,909,000 at March 31, 1997, an increase of 9%. Cash balances at December 31, 1997 totaled $1,101,000, a decrease of $5,304,000 from March 31, 1997. This decrease in cash is primarily a result of the continued refusal of Bell Atlantic to pay the Company approximately $12,000,000 in commissions (originally $14,000,000) which the Company claims are owed by Bell Atlantic, and, to a lesser extent, the result of increased capital expenditures as described below. The Company has filed an action in the United States District Court of Maine against Bell Atlantic to recover the amounts due and in addition, damages for alleged violations by Bell Atlantic of the antitrust laws and the Telecommunications Act of 1996.

In November, 1997, the Company obtained $25 million credit facility from Fleet Bank. The facility, which is available under certain conditions, consists of a $15 million revolving line of credit to be utilized for working capital support and standby letters of credit and a $10 million line of credit to be utilized for acquisitions, fixed asset investments and permanent working capital needs. The Company's ability to finance its receivables under this credit facility has been severely limited by the failure of Bell Atlantic to pay the commissions due to the Company on a timely basis.

The Company increased capital expenditures to prepare for the transition to the resale platform. In the aggregate, the Company invested approximately $3,078,000 in fixed assets in the quarter ended December 31, 1997, primarily to enhance the Company's automation capabilities including upgrading the AS400 hardware, equipping each account executive with a laptop computer, upgrading the local area networks at each branch office, and installing a frame relay data network to allow each branch office to communicate more efficiently. These additional investments increased depreciation by $130,000 for the December quarter, to a total of $350,000 per quarter.

On January 30, 1998, the U.S. District Court for the Southern District of New York issued an order in the case entitled "Bell Atlantic Corporation v. CTC Communications Corp and Computer Telephone Company", Case No. 98 Civ 0048, temporarily restraining the Company, for a period of 12 months from December 30, 1997, from selling or promoting the sale of any non-Bell Atlantic IntraLATA telecommunications products, including IntraLATA products purchased wholesale from Bell Atlantic for resale to the Company's customers, to any Bell Atlantic customer for whom the Company was responsible for account management or to whom the Company sold any such Bell Atlantic service during the 12 months preceding December 30, 1997. The court order, if not overturned or modified, could materially slow the Company's growth as a CLEC during the next 12 months.

In addition, the Company has been advised by Bell Atlantic that it has rescinded its policy in the New England states of permitting resellers, including the Company, to assume the service contracts of retail customers under contract to Bell Atlantic. The ability to assume these contracts is material to the Company's growth and success as a CLEC and the inability to assume these agreements will substantially diminish the Company's ability to sell other intraLATA services to such customers, which would have a material adverse effect on the Company's results of operations. The Company has filed a complaint with the Massachusetts Department of Telecommunications and Energy ("DTE") seeking injunctive relief from this policy and an order requiring Bell Atlantic to permit assumption of these contracts, or in the alternative, an expedited investigation by the DTE of this dispute, and intends to file similar complaints in other states in which it does business,.

Due primarily to Bell Atlantic's refusal to pay commissions owed to the Company under the former Agency Agreement, the effects of the temporary restraining order issued by the New York Federal District Court and Bell Atlantic's recently instituted non-assignment policy, the Company will require additional financing during the quarter ending June 30, 1998 to continue to operate its business. The Company is engaged in serious negotiations with potential investors and lenders. There can be no assurance, however, that such additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on terms acceptable to the Company. Failure to obtain such financing could result in a substantial reduction in the Company's current business operations.

Part II

Item 1.  Legal Proceedings

The information required under this item with respect to the actions entitled (1) "CTC Communications Corp. v. Bell Atlantic Corporation," U.S. District Court for the District of Maine, Civil Action No. 97-CV-395-P-H and (2) "Bell Atlantic Corporation v. CTC Communications Corp. and Computer Telephone Company," U.S. District Court for the Southern District of New York, Case No. 98 CIV 0048, has been previously reported (as defined in Rule 12b-2) in the registrant's Current Report on Form 8-K dated February 3, 1998.

On February 6, 1998, the registrant filed a Complaint and Request for Emergency Relief ("Complaint") with the Commonwealth of Massachusetts, Department of Telecommunications and Energy ("DTE") against New England Telephone and Telegraph Company d/b/a Bell Atlantic - Massachusetts ("Bell Atlantic"). The Complaint alleges that Bell Atlantic has recently instituted a policy of rejecting all orders from the registrant and other resellers of intraLATA services covering the assumption of services to Bell Atlantic customers on a resold basis (the "Anti-Flipping Policy"). The Complaint alleges that Bell Atlantic's actions violate the resale agreement between the Company and Bell Atlantic, Section 251 of the Telecommunications Act of 1996 (which provides, in relevant part, that incumbent local exchange carriers have a duty "not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of such telecommunications service...") and the DTE's Order on Competition in Massachusetts. The Complaint seeks an order directing Bell Atlantic to cease and desist from the Anti-Flipping Policy and to continue its long-standing practice of allowing resellers to assume these customer agreements, without penalty, on a resold basis or, in the alternative, an emergency, expedited investigation by the DTE into the dispute.

Item 2.  Changes in Securities

(c) During the quarter ended December 31, 1997, the registrant issued a total of 75,664 shares of common stock for an aggregate consideration of $61,499 pursuant to the exercise of employee incentive stock options by fourteen employees of the registrant. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to the registrant's transfer agent. All recipients had adequate access to information regarding the registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

The information required under this item with respect to the registrant's Annual Meeting of Stockholders on October 20, 1997 has been previously reported (as defined in Rule 12b-2) in the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                   CTC COMMUNICATIONS CORP.


Date: February 17, 1998               /S/  ROBERT FABBRICATORE
                                    -------------------------
                                         Robert Fabbricatore
                                         Chief Executive
                                         Officer


Date: February 17, 1998            /S/  JOHN D. PITTENGER
                                   -----------------------
                                        John D. Pittenger
                                        Chief Financial
                                        Officer