Form 10-K405
period 1998-03-31
CTC COMMUNICATIONS CORP
filed 1998-07-16
CIK 764841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998.

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

Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,228,190, on July 10, 1998, based on the closing sale price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

At July 10, 1998, 9,978,142 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                    PART I

Certain statements regarding the Company contained in this Annual Report on Form 10-K including, without limitation, certain statements under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's business plan, future profitability, expansion, deployment of facilities, future operations and availability of capital and other future plans, events and performance and other statements located elsewhere herein, are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward looking statements will be achieved. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those expressed or implied in the forward-looking statements for a variety of reasons. These reasons include, but are not limited to, factors outlined in Exhibit 99.1 filed with this Annual Report on Form 10-K. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1. BUSINESS

OVERVIEW

     CTC Communications Corp. ("CTC" or the "Company"), a Massachusetts corporation, is a rapidly growing integrated communications provider ("ICP") with 14 years of local telecommunications marketing, sales and service experience. The Company offers local, long distance, Internet access, Frame Relay and other data services on a single integrated bill. CTC currently serves small to medium-sized business customers in seven Northeastern states through its experienced 181-member direct sales force and 85 customer care representatives located in 16 branch offices throughout the region. As of March 31, 1998, after only three months as an ICP, the Company had sold 21,613 local access lines of which 17,637 lines had already been provisioned.

     Prior to becoming an ICP in January 1998, the Company was the oldest and largest independent sales agent for Bell Atlantic Corp. ("Bell Atlantic"), selling local telecommunications services as an agent since 1984. The Company has also offered long distance and data services under its own brand name since 1994. As an agent, the Company managed relationships with approximately 7,000 customers who purchased in excess of $200 million of annual local telecommunications services for calendar year 1997, representing an estimated 280,000 local access lines at year end. In December 1997, the Company left the Bell Atlantic agency program to become an ICP using its well-developed franchise and infrastructure to capitalize on market opportunities created by deregulation. As an ICP, the Company is utilizing the same relationship-centered sales approach that it employed as an agent without the limitations on potential customers, services and pricing that were imposed upon it as an agent.

     The Company plans to expand geographically and add facilities assuming the availability of financing. The Company intends to expand within its existing markets and into six additional states in the Boston-Washington, D.C. corridor, plans to open more than 20 new branch offices and hire more than 200 additional sales personnel. In addition, beginning in late 1998, the Company intends to deploy a state-of-the-art, data centric, packet-switched Integrated Communications Network ("ICN"), initially in the Company's existing markets and in new markets as customer demand and concentrations warrant.

     INTERIM CREDIT FACILITY COMMITMENT. The Company has obtained a commitment for an interim credit facility (the "Interim Facility") from the lender under the Company's existing credit facility (the "Credit Facility"). The Interim Facility, which would mature on June 30, 1999, would provide secured revolving loans of up to $20 million to refinance the Credit Facility, to fund capital expenditures and operating losses and for general corporate purposes. Borrowing for capital expenditures in excess of $1 million would be limited to the extent of collection of the Bell Atlantic agency commissions under dispute and by financial covenants. The commitment, which is subject to certain conditions, extends to September 30, 1998. The Company also agreed to reduce availability under the Credit Facility to $9 million, and the lender has extended its waiver of existing covenant defaults through September 30, 1998. The Company paid fees in connection with obtaining this commitment and waiver of $500,000 and an additional fee of $300,000 would be payable if the Company draws on the Interim Facility. If the Interim Facility is outstanding at various dates from October 31, 1998 through June 30, 1999, the Company has agreed to issue to the lender warrants to purchase in the aggregate up to 5% of the Company's outstanding Common Stock on a fully diluted basis at exercise prices equal to the market value on the respective dates of issuance.

     SPECTRUM COMMITMENT. To satisfy a condition of the Interim Facility, the Company has obtained a commitment from Spectrum Equity Investors II L.P. ("Spectrum") that at any time prior to June 30, 1999, Spectrum will upon the request of the Company, purchase an additional $5 million in Preferred Stock, which would have the same terms as the Series A Convertible Preferred Stock (the "Interim Spectrum Financing"). In consideration of this commitment, the Company has agreed to issue to Spectrum five-year warrants to purchase 55,555 shares of Common Stock, exercisable at $9 per share.

SERVICES

     The Company offers the following services:

     LOCAL TELEPHONE SERVICES. The Company's services include the connections between customers' telecommunications equipment and the local telephone network and/or multiple company locations. For customers with multiple locations served from the same central office, the Company offers a wide array of Centrex products and services. For large customers or customers with specific requirements, the Company integrates customer-owned Private Branch Exchange ("PBX") systems with analog or digital PBX trunks. In addition to providing standard dial tone services, the Company provides all associated call processing features as well dedicated private lines for both voice and data applications.

     LONG DISTANCE SERVICES. The Company offers a full range of domestic (interLATA and intraLATA) and international long distance services including "1+" outbound calling, inbound toll free service, standard and customized calling plans and related services such as calling cards, operator assistance, and conference calling.

     HIGH SPEED DATA SERVICES. The Company offers a wide array of dedicated and switched high speed digital data services. Dedicated services include DDS, DS-1 (T-1), Fiber Distributed Data Interface ("FDDI") and DS-3. Switched or virtual digital services include Integrated Services Digital Network ("ISDN"), Frame Relay and ATM.

     INTERNET SERVICES. The Company offers dedicated high speed Internet access and services via DDS, Frame Relay, T-1 and T-3 connections. In addition, the Company offers switched digital access to the Internet via ISDN. In support of these connections, the Company provides the necessary communications hardware, configuration support, domain registration as well as other support services on a 24-hour, 7-day a week basis.

     WHOLESALE SERVICES TO ISPS. The Company supplements its core end user product offerings by providing a full array of local services to Internet Service Providers ("ISPs"), including telephone numbers and switched and dedicated access to the Internet.

     POSSIBLE FUTURE SERVICES. Once its ICN is deployed, the Company plans to offer systems integration, consulting and network monitoring services, customized Virtual Private Networks ("VPNs") utilizing IP, data network product packages and voice over IP services.

SALES AND CUSTOMER CARE

     SALES AND SERVICE INFRASTRUCTURE. The Company markets telecommunications services by seeking to develop long-term business relationships with its customers and offering them comprehensive management of their telecommunications requirements. Each customer of the Company is assigned a local dedicated Company team consisting of a sales executive and a customer care coordinator. This team provides a single point of contact for the customer's needs, working together to design, implement and maintain an integrated telecommunications solution. The team also reviews and updates the customer's services on a regular basis.

     The Company's services are currently provided through 181 sales executives and 85 customer care coordinators located in 16 branch sales offices servicing markets throughout Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. In addition, the Company maintains an agency office in California with an additional five sales and service personnel.

     CUSTOMER SALES AND SERVICE MODEL. Sales executives meet with prospective customers to understand their business and telecommunications requirements and analyze their current usage and costs. Sales executives outline the range of services and potential savings offered by the Company, discuss the benefits of the Company's comprehensive customer care program and develop Account Telemanagement Plans for potential customers designed to balance network expense and utility. Sales executives work with their existing customers through regular telephone calls and meetings to review the customers' telecommunications usage and requirements and to update their suite of services and network design. This relationship-centered sales approach assists sales executives in monitoring customers' demands and selling additional services into customers' consumption patterns.

     Sales executives regularly participate in training programs on subjects such as solution-oriented sales, comprehensive customer care, network design and other technical features of the Company's services. The Company seeks to motivate and retain its sales executives through extensive training as well as a commission structure which currently bases approximately 45% of a sales executive's compensation on annualized billing revenues and 25% on customer satisfaction.

     CUSTOMER CARE. Customer care coordinators trained in the Company's service offerings work in direct support of sales executives in each branch location. The Company's reiterative, multi-step customer care process provides an ongoing and comprehensive service program ranging from long-term consultative planning to day-to-day handling of service issues.

     CTC's customer care program is designed to provide prompt action in response to customer inquiries and complaints and a dedicated team approach to sales and service. The local branch offices are staffed 12 hours a day, 5 days a week. At other times, incoming calls automatically roll over to a central customer care center which is staffed 24 hours a day, 7 days a week. If the customer care coordinator assigned to a particular account is not available, the customer's request is accommodated by another customer service representative. The Company believes that its customer care coordinators are motivated to provide the highest level of customer care as a significant portion of their compensation is based on customer satisfaction.

THE CTC INFORMATION SYSTEM

     The CTC Information System is comprised of five central applications which fully integrate the Company's sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed to provide for high volume and accurate throughput, timely installation, accurate billing feeds and quality customer service. Data entered in one application is simultaneously exported into all other applications. Each branch office is served by a LAN connected via Frame Relay to the central processor. From their branch desktops or docking stations, the Company's employees have online access to all of the Company's operational systems and applications. The system also interfaces with the Company's network suppliers for ordering, repair, status reporting and billing feeds.

     When an order is placed by a sales executive, the CTC Information System electronically directs it to the appropriate supplier(s) and monitors and reports any delays in the provisioning. Once the order is completed, the CTC Information System automatically removes it from the in-process order file, updates the customer's service inventory and network configuration, initiates billing, posts the sales executive's commission and updates the branch office, area and Company financial reports.

     Sales and Account Management. The CTC Account Management System, the hub of the CTC Information System, stores all customer-related information, such as location detail, contact information, transaction history and account profile. The CTC Account Management System also feeds CTC's Customized Sales System, a fully-integrated database which provides sales personnel with access to information for pricing services, generating customized proposals and customer correspondence, tracking sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles, which include details of installed services, recent transactions and billing history, for current and prospective customers. The CTC Customized Sales System can be used both on- and off-line, and all entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a laptop is reconnected to the network.

     Customer Care. Through the CTC Account Care System, customer care coordinators can review installed services, make additions, changes and deletions to accounts, initiate and track repair and service work and review past billing for any customer. This closed loop application provides automatic follow up and records all transactions in the customer history file. The orders and repair requests input through the CTC Account Care System are automatically fed into the CTC Provisioning System.

     Provisioning. Through the CTC Provisioning System, customer orders are directed electronically to the Company's suppliers via file transfer or electronic data interchange. All orders are tracked through the CTC Account

Care System from initiation through completion, and an exception is noted when an order or process has not been fulfilled in the estimated time frame. The proactive nature of the system affords the sales executive or customer care coordinator the opportunity to get the installation process back on track, or at least notify the customer of the delay. Once the order has been fulfilled, the information is automatically fed to the CTC Billing System to initiate billing for the newly provisioned services.

     Billing and Customer Interface. The CTC Billing System is a fully-convergent system, billing all of the services the Company provides to its customers on a single bill. The CTC Billing System, available to customers on both diskette and CD-Rom with accompanying software, allows the customer to review historic bill detail, perform customized usage analyses and download information directly to their own accounting applications. Through the IntelliVIEW application, a secure Web-based application, customers have near real-time online access to the CTC Billing System via the Internet and are able to review and analyze their bills online. Paper statements generated by the CTC Billing System offer the Company's customers different telemanagement formats. The CTC Billing System was launched in October 1997, billing long distance services and subsequently Internet access, private data services and Frame Relay services and began billing local services in January 1998 when the Company began operations as an ICP.

     Financial. Data from the CTC Billing System is automatically exported to the CTC Financial System. Through its integration with the other applications, the CTC Financial System tracks and prepares reports on sales activity, commissions, branch operations, branch profitability, cash flows and compiles all of this data in preparing the Company's periodic financial reports. The system also provides for internal controls for revenue tracking and costing. The integrated nature of the CTC Information System allows the Company to operate each branch as a separate profit and loss center.

THE CTC INTEGRATED COMMUNICATIONS NETWORK

     The Company's ICN is being designed as a state-of-the-art digital network with data and long distance services The ICN is expected to be comprised of data and long distance switches capable of handling Asynchronous Transfer Mode ("ATM"), Internet Protocols ("IP"), and Ethernet and Frame Relay protocols interconnected by leased transmission facilities. The ICN is being designed to provide customers with dedicated DS-1 or other broadband access and to bundle a variety of voice and data services on one digital platform. The data services planned for the ICN include point-to-point private line, Frame Relay, Internet access and virtual private network services for on-net data traffic as well as network-to-network interface points to other data carrier networks and Internet service providers for traffic which must travel off-net. The Company plans to lease local dialtone services until these services can be fully integrated into a packet-switched network architecture.

     During the initial phase of network deployment, CTC intends to deploy a network operations center and data and long distance toll switching equipment in hub and node locations in the New England and New York region where the Company has an established customer base. As the Company expands into new markets, it plans to deploy its network as customer demand and concentrations warrant.

     In May 1998, the Company signed agreements with a network services integrator to design, engineer and manage the buildout of the ICN in the Company's existing markets. Under the terms of the agreements, the network integrator will (i) provide an initial evaluation of the Company's proposed network, (ii) create a detailed network design, (iii) assist the Company in acquiring network components and network operations center system components,
(iv) develop the appropriate software interfaces to the Company's Operational Support System, and (v) supervise construction, testing and validation of the ICN in the Company's existing markets, primarily on a fixed fee basis.

COMPETITION

     The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company expects that it will face substantial and growing competition from a variety of data transport, data networking and telephony service providers due to regulatory changes, including the continued implementation of the Telecommunications Act of 1996 (the "Telecommunications Act"), and the increase in the size, resources and number of such participants as well as a continuing trend toward business combinations and alliances in the industry. The Company faces competition for the provision of integrated telecommunications services as well as competition in each of the individual market segments that comprise the Company's integrated approach. In each of these market segments, the Company faces competition from larger, better capitalized incumbent providers, which have long standing relationships with their customers and greater name recognition than the Company.

     Competition for Provision of Integrated Telecommunications Services. The current regulatory trend toward fostering competition and opening markets, as well as the continued consolidation of telecommunication service providers, has increased the number of competitors able to provide integrated telecommunications services similar to those provided by the Company. Many facilities-based ICPs and long distance carriers have committed substantial resources to building their networks or to purchasing ICPs or Interexchange Carriers ("IXCs") with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with Incumbent Local Exchange Carriers ("ILECs"), including Regional Bell Operating Companies ("RBOCs"), a facilities-based provider can offer single source local and long distance services similar to those offered or to be offered by the Company. Such additional alternatives may provide such competitors with greater flexibility and a lower cost structure than the Company. In addition, some of these ICPs and other facilities-based providers of local exchange service are acquiring or being acquired by IXCs that are not subject to joint marketing restrictions.

     Once the RBOCs are allowed to offer widespread in-region long distance services under the terms of Section 271 of the Telecommunications Act, both they and the largest IXCs will be in a position to offer single-source local and long distance services similar to those offered by the Company. Currently, no RBOC is permitted to provide in-region long distance services, although there is no assurance that this will continue to be the case. The availability of broad-based local resale and introduction of facilities-based local competition are required before the RBOCs may provide in-region interLATA long distance services. In 1997, the FCC denied the applications of several RBOCs for in-region interLATA long distance authority. Further FCC rulings may be complicated by a Texas Federal District Court ruling on December 31, 1997 (the "Wichita Falls Decision") that Section 271 of the Telecommunications Act is unconstitutional. On February 11, 1998, this court granted a request by the FCC and a number of long distances carriers to stay the decision pending an appeal to the United States Court of Appeals for the Fifth Circuit. If this decision is upheld and/or repeated in other jurisdictions, RBOC entry into the in-region interLATA long distance markets may occur much more rapidly than envisioned under the Telecommunications Act. Although the outcomes of court actions cannot be predicted, decisions permitting early entry of the RBOCs into in-region, interLATA long distance could have a material adverse effect on the Company's business.

     Although the Telecommunications Act and other federal and state regulatory initiatives will afford the Company new business opportunities, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases. If the ILECs elect to lower their rates and sustain lower rates over time, this may adversely affect the revenues of the Company and place downward pressure on the rates the Company can charge. The Company believes the effect of lower rates may be offset by the increased revenues available by offering new services to its target customers, but there can be no assurance that this will occur. In addition, if future regulatory decisions afford the Local Exchange Carriers ("LECs") excessive pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on the Company.

     Competition for Provision of Local Exchange Services. In the local exchange market, ILECs, including RBOCs, continue to hold near-monopoly positions. The Company also faces competition or prospective competition from one or more ICPs, many of which have significantly greater financial resources than the Company, and from other competitive providers, including non-facilities-based providers. Various carriers have entered into interconnection agreements with ILECs and either have begun or in the near future likely will begin offering local exchange service in each of the Company's markets, subject to joint marketing restrictions. The largest long distance carriers (AT&T, MCI, Sprint and any other carrier with 5% or more of the pre-subscribed access lines), however, are prevented under the Telecommunications Act from bundling local services resold from an RBOC in a particular state with their long distance services until the earlier of (i) February 8, 1999 or (ii) the date on which the RBOC whose services are being resold obtains in-region long distance authority in that state. In the event the RBOCs soon begin offering in-region long distance service, the largest long distance carriers will be permitted to bundle local and long distance services that much earlier, removing one of the competitive advantages currently enjoyed by the Company. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering switched services include ICPs, cable television companies, electric utilities, other long distance carriers, microwave carriers, wireless telephone system operators and large customers who build private networks.

     Wireless telephone system operators have become competitors in the provision of local services because the FCC has authorized cellular, personal communications service, and other Commercial Mobile Radio Services ("CMRS") providers to offer wireless services to fixed locations, rather than just to mobile customers. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and other providers of traditional fixed telephone service. In addition, the FCC recently auctioned substantial blocks of spectrum for fixed use including, among other things, local exchange service. Exploitation of this spectrum is expected to increase competition in the local market.

     The World Trade Organization ("WTO") recently concluded an agreement (the "WTO Agreement") that could result in additional competitors entering the U.S. local and long-distance markets. Under the WTO Agreement, the United States committed to open telecommunications markets to foreign-owned carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. There can be no assurance that the WTO Agreement will not have a material impact on the Company's business.

     Competition for Provision of Long Distance Services.   The long distance
market is significantly more competitive than the local exchange market with numerous entities competing for the same customers. In addition, customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors, resulting in a high average churn rate. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Competition in this market will further increase once RBOCs are permitted to offer interLATA long distance services.

     Data and Internet Services. The market for high speed data services and access to the Internet is highly competitive, and the Company expects that competition will continue to intensify. The Company's competitors in this market will include ISPs, other telecommunications companies. Many of these competitors have greater financial, technological and marketing resources than those available to the Company. In addition, various RBOCs have filed petitions to the FCC requesting regulatory relief in connection with the provision of their own data services.

GOVERNMENT REGULATION

     The Company's local and long distance telephony service, and to a lesser extent its data services, are subject to federal, state, and, to some extent, local regulation.

     The FCC exercises jurisdiction over all telecommunications common carriers, including the Company, to the extent that they provide interstate or international communications. Each state regulatory commission retains jurisdiction over the same carriers with respect to the provision of intrastate communications. Local governments sometimes impose franchise or licensing requirements on telecommunications carriers and regulate construction activities involving public right-of-way. Changes to the regulations imposed by any of these regulators could affect the Company.

     While the Company believes that the current trend toward relaxed regulatory oversight and competition will benefit the Company, the Company cannot predict the manner in which all aspects of the Telecommunications Act will be implemented by the FCC and by state regulators or the impact that such regulation will have on its business.

The Company is subject to FCC and state proceedings, rulemakings, and regulations, and judicial appeal of such proceedings, rulemakings and regulations, which address, among other things, access charges, fees for universal service contributions, ILEC resale obligations, wholesale rates, and prices and terms of interconnection and unbundling. The outcome of these proceedings, rulemakings, judicial appeals, and subsequent FCC or state actions may make it more difficult or expensive for the Company or its competitors to do business. Such developments could have a material effect on the Company. The Company also cannot predict whether other regulatory decisions and changes will enhance or lessen the competitiveness of the Company relative to other providers of the products and services offered by the Company. In addition, the Company cannot predict what other costs or requirements might be imposed on the Company by state or local governmental authorities and whether or not any additional costs or requirements will have a material adverse effect on the Company.

Federal Legislation

     The Telecommunications Act requires that local and state barriers to entry into the local exchange market be removed and has established broad uniform standards under which the FCC and the state commissions are to implement local competition and co-carrier arrangements in the local exchange market. Under certain conditions and subject to certain exceptions, major ILECs are now required to make available at a discount for resale by new entrants all services offered by the LEC on a retail basis. The Telecommunications Act also imposes significant obligations on the RBOCs and other ILECs, including the obligation to interconnect their networks with the networks of competitors. Each ILEC is required not only to open its network but also to "unbundle" various elements of the network, such as the local loop and switching or transport functions. States have begun, and in a number of cases completed, regulatory proceedings to determine the pricing of these unbundled network elements and services, and the results of these proceedings will determine whether it is economically attractive to use these elements.

     All LECs, including Competitive Local Exchange Carriers ("CLECs"), must fulfill various obligations so as not to impede the ability of other carriers to provide services. These include the duty to permit resale of their services, the duty to provide number portability and dialing parity, the duty to provide access for competitors to poles, ducts, conduits and rights-of-way, and the duty to provide reciprocal compensation for the transport and termination of telecommunication traffic to and from other LEC's networks.

     Section 271 of the Telecommunications Act provides that the RBOCs must fulfill additional conditions before they will be permitted to offer in-region interLATA toll services: (1) the RBOC must have met the requirements of the Telecommunications Act's 14-point competitive checklist and (2) the RBOC must have entered into an approved interconnection agreement with one or more unaffiliated, facilities-based competitors in some portion of the state pursuant to which such competitors provide both business and residential service (or that by a date certain no such competitors have "requested" interconnection as defined in the Telecommunications Act). If the FCC determines, after consultation with the Department of Justice and the relevant state commissions, that these requirements have been met and that the RBOC's provision of in-region long distance services in a state is in the public interest, the FCC must authorize the RBOC to provide such services. In 1997, the FCC denied the application of several RBOCs for in-region long distance authority. Unless rendered moot as a result of the Wichita Falls Decision, the Company anticipates that a number of RBOCs will file additional applications in 1998. As noted above, however, the Wichita Falls Decision found Section 271 of the Act, among others, to be unconstitutional. Accordingly, the Wichita Falls Decision, to the extent that it is upheld, may reduce the incentive that RBOCs have to open their networks to competition.

     The Telecommunications Act is meant to eliminate state and local statutory and regulatory barriers to entry, thus accelerating the process of creating a competitive environment in all markets. This preemption of state laws barring local competition and the relaxation of regulatory restraints should enhance the Company's ability to expand its service offerings nationwide. At the same time, the Telecommunications Act will also substantially increase the competition the Company will face in its various markets.

Federal Regulation

     The FCC has issued a variety of regulations pursuant to the Telecommunications Act and may issue numerous additional such regulations. The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect the Company's operations.

     In May 1997, the FCC issued new regulations regarding the implementation of the universal service program and the assessment of access charges on carriers obtaining access to local exchange networks. All telecommunications carriers, including the Company, that provide interstate services are required to contribute, on a equitable and nondiscriminatory basis, to the preservation and advancement of universal service pursuant to a universal funding service mechanism established by the FCC. Mandatory contribution amounts are revised regularly and in May 1997 both the access charge and universal service regimes were substantially revised. As a result of these changes, the costs of business and multiple residential telephone lines are expected to increase. In addition, the new regulations require a reseller, such as the Company, to begin contributing to the universal service programs for low-income consumers and high-cost, rural and insular areas on the basis of the reseller's interstate and international revenues.

     The Telecommunications Act provides that individual state utility commissions can, consistent with FCC regulations, prohibit resellers from reselling a particular service to specific categories of customers to whom the ILEC does not offer that service at retail. In August 1996, the FCC issued detailed regulations providing that many such limitations are presumptively unreasonable and that states may enact such prohibitions on resale only in certa in limited circumstances.

     The Telecommunications Act also provides that state commissions shall determine the wholesale rates for local telecommunications services (i.e., the rates charged by ILECs to ICPs such as the Company) on the basis of retail rates less "avoided costs," i.e., marketing, billing, collection and other administrative costs avoided by the ILEC when it sells at wholesale. In August 1996, the FCC issued detailed regulations establishing an interim default discount of between 17% to 25%. Although this portion of the FCC's rules has been overturned on appeal (see below), in practice state commissions have generally adopted discount percentages that fall within the 17-25% default range.

     In August 1996, the FCC issued regulations that, among other things, set minimum standards governing the terms and prices of interconnection and access to unbundled ILEC network elements and mandating that ILECs negotiate interconnection or resale arrangements in good faith. These regulations indirectly affect the price at which the Company's new facilities-based competitors may ultimately provide service. The Telecommunications Act provides that state commissions shall determine the rates charged for such unbundled elements on the basis of cost plus a reasonable profit. The Company is unable to predict the final form of such state regulation, or its potential impact on the Company or the local exchange market in general.

     In 1997, the U.S. Court of Appeals for the Eighth Circuit vacated certain portions of FCC regulations, including, among other things, provisions addressing the availability of certain services for resale, establishing a methodology for pricing interconnection and unbundled network elements, a rule permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements, and the obligation of incumbent LECs to combine network elements. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision. If upheld, the rulings could make it more difficult for the Company to take advantage of ILEC services.

     The FCC recently issued regulations to eliminate the ability of nondominant carriers such as the Company to file interstate long-distance tariffs of rates and operating procedures and permitting (but not requiring) non-dominant local carriers such as the Company to withdraw their tariffs for interstate services. Various carriers have filed suit to overturn the FCC regulations, and the U.S. Court of Appeals for the D.C. Circuit has stayed the regulations pending its decision in that appeal, which is not expected until sometime later this year. In the meantime, however, the FCC issued a Reconsideration Order (on August 20,
1997), which reverses certain aspects of the FCC's previous regulations. The Reconsideration Order would still significantly limit the ability of carriers to tariff long distance services. When not allowed to tariff the long distance services it may seek to provide, the Company would be required to provide service through a contract and forego legal rights pertaining to reliance on a "filed rate."

     In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the RBOCs and a few other LECs to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that (a) prohibit states from creating new area codes that could unfairly hinder LEC competitors (including the Company) by requiring their customers to use 10 digit dialing while existing ILEC customers use 7 digit dialing, and (b) prohibit ILECs (which are still administering central office numbers pending selection of the neutral administrator) from charging "code opening" fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules requiring all LECs, including CLECs, to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another (known as "number portability").

     In August 1996 the FCC promulgated regulations that classify CMRS providers as telecommunications carriers, thus giving them the same rights to interconnection and reciprocal compensation under the Telecommunications Act as other non-LEC telecommunications carriers, including the Company.

State Regulation

     Certain local and long distance services have historically been classified as intrastate and therefore subject to state regulation. As its local service business and product lines expand, the Company will offer more intrastate service and become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, as discussed above, and impose their own regulation of local exchange and interexchange services so long as such regulation is not inconsistent with the requirements of the Telecommunications Act. For instance, states impose tariff and filing requirements, consumer protection measures and obligations to contribute to universal and other funds.

     The Company has state regulatory authority to provide competitive local exchange services and interexchange services in the seven states in its current market. The Company also has state regulatory authority to provide interexchange services in approximately 16 additional states. In certain states, in which the Company has or has had de minimis intrastate interexchange revenues, the Company has not obtained authorization to provide such interexchange services or has allowed such authorization to lapse. The Company has either subsequently obtained, or is in the process of applying to obtain, the appropriate authorization in these states.

Local Government Regulation

     Should the Company decide to operate its own transport or other facilities over public rights-of-way, it may be required to obtain various permits and authorizations from municipalities in which it operates such facilities and grant rights of way to other carriers. Some municipalities may impose such restrictions regardless of whether an entity operates such facilities. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations, or their failure to act in granting such permits or authorizations, except as preempted by the FCC, could have a material adverse effect on the Company's business.

EMPLOYEES

     As of June 30, 1998, the Company employed 341 persons. None of the employees is represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company is headquartered in leased space in Waltham, Massachusetts. The Company also leases one office in California, two in Connecticut, five in Massachusetts, two in Maine, one in New Hampshire, four in New York and one in Vermont. Although the Company believes that its leased facilities are adequate at this time, the Company expects to lease a significant number of additional sales facilities in connection with its planned expansion in existing markets and into new markets.

ITEM 3. LEGAL PROCEEDINGS

(a)  Pending Legal Proceedings.

     In December 1997, the Company terminated its agency contract and filed suit (the "Bell Atlantic Litigation") against Bell Atlantic in federal court in the Southern District of Maine for breaches of the contract, including the failure of Bell Atlantic's retail division to pay $14 million in agency commissions (approximately $11.3 million as of July 10, 1998) owed to the Company. The Company also asserted violations by Bell Atlantic of antitrust laws and the Telecommunications Act. Bell Atlantic filed counterclaims in federal court in the Southern District of New York asserting that the Company breached a provision of the agency contract prohibiting the Company from selling non-Bell Atlantic local services to certain agency customers for a one-year period following termination of the contract. Based on that provision, Bell Atlantic obtained a temporary restraining order (the "TRO") that prohibits the Company from marketing certain local telecommunications services to any Bell Atlantic customer for whom the Company was responsible for account management, or to whom the Company sold Bell Atlantic services, during 1997. This prohibition will terminate in December 1998, or upon the earlier dissolution of the TRO. The Company has made a motion to dissolve the TRO and the federal court in Maine has held a hearing to consider the Company's motion. Bell Atlantic's counterclaims have been consolidated with the Company's suit in the federal court in the Southern District of Maine. The Company estimates that the TRO applies to less than 5% of the Company's target customers in its current markets. The Company continues to provide many of these customers with other services such as long distance and Internet access that are not covered by the terms of the TRO.

     The Company is otherwise party to suits arising in the normal course of business which management believes are not material individually or in the aggregate.

(b)  Legal Proceedings Terminated in the Fourth Quarter.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol "CPTL." The following tables set forth the ranges of the high and low sale prices for the Company's outstanding Common Stock for the periods indicated.

Three Months Ended        High Sale     Low Sale
------------------        ---------     --------
June 30, 1996              $18.00        $9.75
September 30, 1996         $13.75        $8.00
December 31, 1996          $11.75        $6.38
March 31, 1997             $ 9.13        $6.38

June 30, 1997              $10.00        $6.88
September 30, 1997         $ 9.75        $7.06
December 31, 1997          $15.94        $8.00
March 31, 1998             $14.94        $5.13

     As of July 10, 1998, there were 357 holders of record of the Company's Common Stock. The Company believes there were in excess of 1,500 beneficial holders of the Common Stock as of such date.

     The Company has never paid a cash dividend on its Common Stock and has no present intention of paying dividends in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business. In addition, the terms of the Series A Convertible Preferred Stock restrict, and the terms of future debt financings are expected to restrict, the ability of the Company to pay dividends on Common Stock.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY

     The following selected financial data have been derived from the Company's financial statements. The following data should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this Report on Form 10-K. All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the 25% stock split effected in Fiscal 1995, and the three-for-two stock split and the two-for-one stock split effected in Fiscal 1996.

                                                                   Fiscal Year ended March 31,
                                                           1994      1995       1996       1997       1998
                                                           ----      ----       ----       ----       ----
                                                          (dollars in thousands, except per share information)
STATEMENT OF OPERATIONS DATA
Agency revenues.......................................  $14,483   $18,898    $25,492    $29,195    $24,775
Telecommunications revenues...........................      462     3,038      5,383     11,095     16,172
     Total revenues...................................   14,945    21,936     30,875     40,290     40,947
Cost of telecommunications revenue....................      369     2,451      4,242      8,709     14,038
Selling, general and administrative...................   14,484    17,319     20,009     23,820     31,492
Income (loss) from operations.........................       92     2,166      6,624      7,761     (4,583)
Income (loss) before income taxes.....................      141     2,322      6,830      7,960     (4,370)
Net income (loss).....................................       75     1,472      4,094      4,683     (2,884)
Earnings (loss) per share
     Basic............................................     0.01      0.18       0.43       0.49      (0.29)
     Diluted..........................................     0.01      0.17       0.38       0.43      (0.29)

                                                                                As of March 31,
                                                           1994      1995       1996       1997       1998
                                                           ----      ----       ----       ----       ----
                                                                           (dollars in thousands)
BALANCE SHEET DATA
Cash and cash equivalents.............................  $ 1,239   $ 2,391    $ 3,942    $ 6,406    $ 2,168
Total assets..........................................    5,399     7,726     12,509     20,186     30,967

Total long-term debt..................................      ---      ---      ---      ---      ---
Stockholders' equity..................................    3,871    5,526    9,495   14,292   11,580

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

     CTC is a rapidly growing ICP with a 14-year track record of telecommunications marketing, sales and service experience. Building upon its substantial experience in providing sophisticated telecommunications solutions, the Company designs, sells and implements fully-integrated voice and data solutions tailored to meet its customers needs. The Company offers local, long distance, Internet access, Frame Relay and other data services on a single integrated bill. The Company currently serves small to medium-sized business customers primarily in seven Northeastern states through its 181-member direct sales force and 85 customer care representatives located in 16 branch offices throughout the region.

     Since 1984, the Company has on several occasions successfully realigned its strategy to capitalize on market opportunities and respond to change. CTC originally sold key systems and PBX telephone systems. In 1984, after the divestiture of AT&T, the Company became the first agent for any RBOC in the United States. As an agent, CTC focused on selling point-to-point data services, Centrex and NYNEX Corporation network-based local telecommunications services primarily to medium size business customers. In 1994, the Company added the sale of long distance services and subsequently, Frame Relay, Internet access and other data services under its own brand name. In December 1997, the Company left the Bell Atlantic agency program to become an ISP and sell local telecommunications services under its own brand name as a complement to the other services it offers.

     Historically, CTC's revenues had consisted of agency revenues earned as an agent, primarily for Bell Atlantic, and of telecommunications revenues earned from the sale of long distance, Frame Relay, Internet access and other communications services. For the nine months ended December 31, 1997, agency revenues accounted for approximately 71% of the Company's revenues and telecommunications revenues accounted for the remainder. As a result of the Company's termination of its agency contract with Bell Atlantic in December 1997, the Company will no longer earn agency revenues from Bell Atlantic. Telecommunications revenues are not expected to be affected in any material way by the change in status. In addition, since becoming an ICP the Company has derived, and expects to continue to derive, telecommunications revenue from the sale of local telephone service under its own brand name.

     Although management believes that the Company's facilities-based ICP strategy will have a positive effect on the Company's results of operations over the long term, this strategy is expected to have a negative effect on the Company's financial condition and results of operations over the short term. The Company anticipates significant losses and negative cash flow at least through the fiscal year ending March 31, 1999, which the Company expects will be primarily attributable to the deployment of the ICN and expected expansion of operations.

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     The results for the fiscal year ended March 31, 1998 ("Fiscal 1998") reflect the Company's decision to terminate its agency relationship with Bell Atlantic in December 1997 and commence operations as an ICP. This decision adversely affected revenues and expenses to a certain extent in the third quarter as the Company prepared for this transition and significantly affected revenues in the fourth quarter after the transition had been effected. Total revenues of $40,947,000 for Fiscal 1998 were essentially flat as compared to $40,290,000 for the fiscal year ended March 31, 1997 ("Fiscal 1997"). Agency revenues decreased 15% to $24,775,000 for Fiscal 1998 from $29,195,000 in Fiscal 1997, primarily as a result of fourth quarter revenues of only $194,000, as compared to $8,354,000 for the same period of Fiscal 1997. This decrease reflects the fact that the Company left the Bell Atlantic agency program in December 1997, and thus no Bell Atlantic agency revenues were reported in the fourth quarter of Fiscal 1998. Telecommunications revenues increased 46% to $16,172,000 for Fiscal 1998 from $11,095,000 for Fiscal 1997. This increase reflects the increased sales of long distance, Internet access, and frame relay data services as well the commencement of the Company's sale of local telecommunications services as an ICP in the fourth quarter of Fiscal 1998. Although local telecommunications sales increased during the fourth quarter, they were significantly less than expected by the Company as a result of the imposition of the TRO in February 1998, thereby requiring the Company to sell these local services only to new customers, resulting in a longer sales cycle.

     Costs of telecommunications revenues increased 61% to $14,039,000 for Fiscal 1998 from $8,709,000 for Fiscal 1997. As a percentage of telecommunications revenues, cost of telecommunications revenues was 87% for Fiscal 1998 as compared to 78% for Fiscal 1997. This overall increase was due primarily to increased sales of telecommunications services and increased costs for those services sold. Due largely to the initiation of local telecommunications sales in the fourth fiscal quarter, cost of telecommunications revenues for this period increased 127% to $5,944,000 from $2,615,000 for the same period in Fiscal 1997. These increases as a percentage of revenues were attributable to fixed costs associated with the sale of local telecommunications services, lower long distance rates extended to customers in advance of rate decreases from CTC's long distance supplier, increased costs associated with adding new customers and services, and costs associated with phasing out the Company's debit card program. As a result, the Company believes that gross margins for the fourth quarter are not representative and expects gross margins to improve in future quarters.

     Selling, general and administrative expenses increased 32% to $31,492,000 in Fiscal 1998 from $23,820,000 in Fiscal 1997. This increase was a result of the increased number of sales and service employees hired in connection with the strategy shift, increased payments of commission and bonuses, increased corporate and administrative expenses, increased depreciation associated with greater capital expenditures, expenses related to new branch openings and a $1,200,000 charge for estimated costs of the Bell Atlantic litigation.

     The Company reported a loss of $2,884,000 for Fiscal 1998 as compared to net income of $4,683,000 for Fiscal 1997, primarily as the result of a $6,008,000 loss in the fourth quarter.

Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996

     Total revenues for Fiscal 1997 increased 30% to $40,290,000 as compared to $30,876,000 for the fiscal year ended March 31, 1996 ("Fiscal 1996"). Agency revenues increased 15% to $29,195,000 in Fiscal 1997 as compared to $25,493,000 for Fiscal 1996 due to the addition of new customers, increased sales to existing customers and the addition of new services to the Company's portfolio. Effective January 1996, NYNEX reduced certain fees and commissions payable under its 1996 agency agreement with the Company. As a result, although unit sales of Centrex and Data Products, two flagship NYNEX products, increased 30% and 66%, respectively, revenues increased only 15% as stated above.

     Telecommunications revenues increased 106% to $11,095,000 for Fiscal 1997 from $5,383,000 for Fiscal 1996. This increase can be attributed to the addition of new customers to the service, as well as the introduction of new products, primarily Internet access.

     Selling, general and administrative expenses increased 19% to $23,820,000 for Fiscal 1997 from $20,009,000 for Fiscal 1996. As a percentage of revenues, these expenses were 59% for Fiscal 1997, as compared to 65% for Fiscal 1996. The increase in selling, general and administrative expenses is attributable to the increase in variable sales commission and bonus expenses incurred in connection with the substantial increase in revenues. In addition, the Company increased the number of sales offices, particularly in the Northeast, hired additional sales executives, expanded the facilities at several of its existing sales branches and made additional investments in its Information System in Fiscal 1997.

     Net income increased to $4,683,000 in Fiscal 1997 from $4,094,000 in Fiscal 1996, as a result of revenue growth primarily in the Northeast, combined with a continuing effort to control operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company funded its working capital and operating expenditures primarily from cash flow from operations. Principally as a result of Bell Atlantic's failure to pay approximately $14 million (approximately $11.3 million as of July 14, 1998) in agency commissions which the Company believes it is owed under its former agency contract and losses incurred in connection with CTC's transition to an ICP strategy, the Company required additional working capital from outside sources. As of July 14, 1998, the Company borrowed $8.3 million under the Credit Facility, which CTC entered into in November 1997 in anticipation of its transition to an ICP strategy. In April 1998, the Company sold $12 million of Series A Convertible Preferred Stock and warrants (the "Spectrum Financing") to Spectrum and other private investors in a private placement.

     The Company has sued Bell Atlantic and believes the collection of the agency commissions is probable. However, there is no assurance that the Company will be successful in collecting those commissions. If the Company fails to collect any of the agency commissions sought or if their collection becomes less than probable, the Company would be required to write off the amounts reflected in its financial statements that it is unable to collect or for which collection becomes less than probable. Delay in the collection of, or the write-off of, the agency commissions may adversely affect the Company.

     As of March 31, 1998, the Company was not in compliance with certain covenants under the Credit Facility as a result of $6 million of net losses incurred in the fourth quarter of Fiscal 1998 in conmnection with the Company's transition to an ICP strategy. The Company has obtained waivers of these defaults through September 30, 1998 and has agreed to reduce availability under the Credit Facility to $9 million.

     The Company has obtained a commitment for the Interim Facility from its current lender. The Interim Facility, which would mature on June 30, 1999, would provide secured revolving loans of up to $20 million to refinance the Credit Facility, to fund capital expenditures and operating losses and for general corporate purposes. The commitment, which is subject to certain conditions, extends to September 30, 1998. To satisfy one of those conditions, the Company has received a commitment from Spectrum to purchase $5 million of Preferred Stock which extends until June 30, 1999. The Company believes that the Interim Facility and the Interim Spectrum Financing, if required, together with cash on hand would be sufficient to refinance the Credit Facility and to fund the Company's existing operations for at least the next 12 months. However, CTC would be required to delay its proposed geographic expansion and deployment of facilities or to obtain additional financing within the next 6 months.

     The implementation of the Company's business plan to further penetrate its existing markets as an ICP, deploy the ICN in its existing markets, expand its sales presence into six additional states in the Boston-Washington D.C. corridor and enhance the CTC Information System and the repayment of the Credit Facility will require the Company to raise significant capital. The Company does not expect to consummate the $125 million private offering of senior discount notes and warrants under Rule 144A which it has been seeking and is actively engaged in the negotiation of commitments with alternative sources of capital to fund its business plans. Although the Company is highly optimistic that it will be successful in obtaining such financing based upon its negotiations, there can be no assurance that the Company will be able to consummate financing in the amount, on the terms and on the schedule required to implement the Company's business plan, if at all.

     The timing and amount of the Company's actual capital requirements may be materially affected by many factors, including the timing and availability of financing, the timing and actual cost of expansion into new markets and deployment of the ICN, the extent of competition and pricing of telecommunications services in its markets, acceptance of the Company's services, technological change and potential acquisitions.

YEAR 2000 COMPLIANCE

     The Company has evaluated the effect of the year 2000 date on its information systems and is implementing plans to ensure its systems and applications will effectively process information necessary to support ongoing operations of the Company in the year 2000 and beyond. The Company currently expects that its systems will be year 2000 compliant by the end of 1998. Based on management's current estimates, the costs of system modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operation or the financial position of the Company.

     The Company has made inquiries with its significant suppliers to determine the extent to which the Company's interface systems and operations are vulnerable to those third parties' failure to rectify their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements and Notes thereto comprising a portion of this Annual Report on Form 10-K on pages F-1 to F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



(a)  Identification of Directors

                                                                 Other Capacities
                                        Period Served            in Which
                          Age           as Director              Currently Serving
                          ---           -------------            -----------------
Robert J. Fabbricatore     55           Since 1980               Chairman and Chief Executive Officer

Richard J. Santagati       54           Since 1991               None

J. Richard Murphy          53           Since 1995               None

Henry Hermann              56           Since 1996               Consultant

Ralph C. Sillari           43           Since 1997               None

William P. Collatos        44           Since 1998               None

Kevin J. Maroni            35           Since 1998               None

     Mr. Robert Fabbricatore, a founder of the Company and a Director since its inception in 1980, became Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Robert Fabbricatore is the brother of Thomas Fabbricatore.

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

     Mr. Murphy became a Director of the Company in August 1995. Mr. Murphy has been the Director of the Financial Consulting Group of Moody, Cavanaugh and Company, LLP, a North Andover, Massachusetts public accounting firm, since April 1996. Mr. Murphy was an officer, director and principal stockholder (ii) from 1990 to 1995 of Arlington Data Corporation, a systems integration company located in Amesbury, Massachusetts; (ii) from 1992 to 1996 of Arlington Data Consultants, Inc., a company engaged in the installation and maintenance of computer systems and hardware; and (iii) from 1994 to 1996 of Computer Emporium, Inc., a company engaged in processing parking violations for municipalities. In June 1996, Arlington Data Corporation filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

     Mr. Hermann became a director of the Company in September 1996. Since November 1997, he has operated Hermann Companies, a financial services company engaged in portfolio management, securities analysis and financial consulting. Mr. Hermann is registered as an Investment Advisor with the State of Texas, a Chartered Financial Analyst and, as an independent contractor, offers general securities through Brokers Transaction Services. From May 1997 to November 1997, he was employed by Kuhns Brothers & Company, Inc., as a principal and Executive Vice President. For the previous nine years, he was employed by WR Lazard, Laidlaw and Luther, Inc., a securities brokerage firm, as Vice President, Securities Analyst and Portfolio Manager. Mr. Hermann has been an NASD Board of Arbitrators Member since 1991. Mr. Hermann has provided financial consulting services to the Company since 1993.

     Mr. Sillari became a director of the Company in October 1997. Since 1991, Mr. Sillari has been employed by Fleet National Bank where he is currently Executive Vice President in the Business and Entrepreneurial Services Division in Boston, Massachusetts.

     Mr. Collatos became a director of the Company in April 1998 as a condition to the Spectrum Financing. Mr.

Collatos is a founding General Partner of Spectrum. Prior to founding Spectrum in 1994, Mr. Collatos was a founding General Partner of Media/Communications Partners and a General Partner of TA Associates. Mr. Collatos is a director of Galaxy Telecom Inc., TSR Paging Inc., Golden Sky Systems Inc., ITXC Corp. and Internet Network Services Holdings Ltd.

     Mr. Maroni became a director of the Company in April 1998 as a condition to the Spectrum Financing. Mr. Maroni is a General Partner of Spectrum, which he joined in 1994. Prior to joining Spectrum, he served as Manager, Finance and Development at Time Warner Telecommunications, where he was involved in corporate development projects. Mr. Maroni is a director of Pathnet, Inc., Formus Communications, Inc., WNP Communications, Inc. and American Cellular Corp.

     Pursuant to Section 50A of Chapter 156B of the Massachusetts General Laws and as provided in the Company's Amended and Restated By-laws, the Board of Directors is classified into three classes, as nearly as equal in number as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year. The board is currently comprised of two Class I Directors (Messrs. Hermann and Sillari), two Class II Directors (Messrs. Murphy and Santagati) and three Class III Directors (Messrs. Fabbricatore, Maroni and Collatos). The terms of the Class I, Class II and Class III Directors expire upon the election and qualification of successor directors at annual meetings of stockholders held following the end of fiscal years 1998, 1999 and 2000, respectively.

DIRECTOR COMPENSATION

     Directors of the Company who are employees do not receive compensation for their services as directors. Directors who are not employees receive an annual retainer of $10,000. On May 16, 1997, the Company granted to Messrs. Hermann, Murphy and Santagati stock options to purchase 10,000, 10,000 and 15,000 shares, respectively, of its Common Stock at a purchase price of $7.44 per share. On October 20, 1997, the Company granted to Mr. Sillari a stock option to purchase 10,000 shares of its Common Stock at a purchase price of $8.25 per share upon his becoming a director of the Company. These options were repriced on March 20, 1998 to $7.19 per share.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company has established an Audit Committee, Compensation Committee and a Nominating Committee.

     The Audit Committee consists of Messrs. Murphy and Hermann. The Audit Committee is responsible for reviewing the internal accounting controls of the Company, meeting and conferring with the Company's certified public accountants and reviewing the results of the accountants' auditing engagement.

     The Compensation Committee consists of Messrs. Maroni, Santagati and Murphy. The Compensation Committee establishes compensation and benefits for the Company's senior executives. The Committee also determines the number and terms of stock options granted to employees, directors and consultants of the Company under the Company's stock option plans.

     The Nominating Committee consists of Messrs. Santagati, Murphy and Sillari. The Nominating Committee recommends candidates for nomination to the Board of Directors. The Committee also reviews and makes recommendations regarding compensation for non-employee directors.

VOTING AGREEMENT

     Pursuant to a Voting Agreement dated April 10, 1998 between Robert J. Fabbricatore and certain of his affiliates and Spectrum, Mr. Fabbricatore and certain of his affiliates agreed to vote at each annual or special meeting at which directors of the Company are to be elected all of the shares of Common Stock held by them in favor of persons designated by a majority of the outstanding shares of Series A Preferred Stock as nominees for directors, subject to certain limitations based on the number of shares of Series A Preferred Stock outstanding at any time.

(b) Identification of Executive Officers

Name                                    Age        Current Office Held
----                                    ---        -------------------
Robert J. Fabbricatore                   55        Chairman, Chief Executive Officer

Steven P. Milton                         44        President, Chief Operating Officer

Steven C. Jones                          35        Executive Vice President, Chief Financial Officer and
                                                   Director of Corporate Development

John D. Pittenger                        45        Executive Vice President-Finance and
                                                   Administration, Treasurer and Clerk

David E. Mahan                           56        Vice President-Market and Strategic Planning

Michael H. Donnellan                     44        Vice President - Operations

Thomas Fabbricatore                      39        Vice President - Regulatory and Electronic Media

Anthony D. Vermette                      37        Vice President - Sales

     Mr. Milton has been employed by the Company since 1984 and has served as President and Chief Operating Officer since August 1995. Prior to that, he held various positions within the Company including Branch Manager, District Manager, Regional Manager and, most recently, Vice President-Sales and Marketing.

     Mr. Jones joined the Company in early 1998 and has served as an Executive Vice President and Chief Financial Officer since April 1998. From 1994 to April 1998, Mr. Jones worked in the telecommunications investment banking division of Merrill Lynch & Co., most recently as a Vice President. From 1991 to 1994, Mr. Jones was an Associate at BT Securities Corp.

     Mr. Pittenger has served as Executive Vice President-Finance and Administration since April 1998 and as Treasurer and Clerk of the Company since August 1989. Mr. Pittenger served as Vice President-Finance from 1991 until April 1998, and as Chief Financial Officer from 1989 to April 1998.

     Mr. Mahan joined the Company in October 1995 as Vice President-Marketing and Strategic Planning and in June 1996 became an executive officer of the Company. Prior to joining the Company, Mr. Mahan held a number of senior management level positions with NYNEX, most recently as Vice President-Sales Channel Management from 1993 to 1995.

     Mr. Donnellan has been employed by the Company since 1988 in a number of positions. He was named Vice President-Operations in 1995 and became an executive officer of the Company in October 1997.

     Mr. Thomas J. Fabbricatore joined the Company in 1982. He was named Vice President-Regulatory and Electronic Media in 1991 and became an executive officer of the Company in October 1997. Thomas Fabbricatore is the brother of Robert J. Fabbricatore.

     Mr. Vermette has been employed by the Company in a variety of positions since 1987. Mr. Vermette was named Vice President-Sales in 1996 and became an executive officer in October 1997.

     For a description of the business background of Mr. Robert Fabbricatore see "Identification of Directors" above.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly paid executive officers of the Company ("Named Executive Officers") during the fiscal year ended March 31, 1998.

SUMMARY COMPENSATION TABLE



                                                Annual Compensation                           Long-Term Compensation
                                                -------------------                           ----------------------

                                                                                                       Securities
                                                                                      Other            Underlying          All
Name and                                                  Salary       Bonus          Annual             Options          Other
Principal Position                           Year          ($)          ($)        Compensation($)       (#)(1)        Compensation
-------------------                          ----          ---          ---        ---------------        ----         ------------
Robert J. Fabbricatore,                      1998       240,000       60,000                -           150,000           $19,550
Chairman and Chief                           1997       240,000       60,000                -                 -            18,075
Executive Officer                            1996       240,000       60,000                -                 -            16,100

Steven P. Milton,                            1998       100,000       40,000            5,200           150,000             4,200
President and Chief                          1997       100,000       40,000            5,200                 -             4,075
Operating Officer                            1996       100,000       40,000            5,200                 -             4,200

Anthony D. Vermette,                         1998        86,647       58,424            4,000           100,000             3,456
Vice President                               1997        80,000       54,198            4,000                 -             3,776
                                             1996        80,000       28,000            4,000                 -             3,240

Michael H. Donnellan,                        1998        92,500        4,000            4,000            80,000             3,975
Vice President of                            1997        80,000       32,000            4,000                 -             3,360
Operations                                   1996        63,000      132,119            4,000                 -             3,887

David E. Mahan, Vice                         1998       100,000       40,000            5,004           260,000             4,075
President - Market                           1997       100,000       40,000            5,004                 -             4,075
Planning & Development                       1996(3)     50,000       20,000            2,500           100,000                 -

(1) On March 20, 1998, the Company repriced all previously granted options that had an exercise price in excess of $7.00 per share. Includes 75,000, 75,000, 50,000, 40,000 and 180,000 shares underlying options previously granted to Messrs. Fabbricatore, Milton, Vermette, Donnellan, and Mahan, respectively, that were canceled as a result of the repricing.

(2) Includes 50% matching contributions in the amounts of $4,750, $4,200, $4,200, $3,456, $3,975 and $4,075 accrued on behalf of Messrs.
     Fabbricatore, Milton, Vermette, Donnellan, and Mahan, respectively, to the CTC Communications Corp. 401(k) Savings Plan. Also included is the actuarial benefit in the amount of approximately $14,800 on the "split-dollar" life insurance policy for the benefit of Mr. Fabbricatore.

(3)  Mr. Mahan commenced employment with the Company on October 1, 1995.

     The following table sets forth information concerning option grants and option holdings for the fiscal year ended March 31, 1998 with respect to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                              % of Total                                Potential Realizable Value
                               No. of           Options                                  as Assumed Annual Rates
                             Securities       Granted to                                of Stock Price Appreciation
                             Underlying       Employees     Exercise                           for Option Term
                                                                                        ----------------------------
                               Option         in Fiscal      Price      Expiration
          Name               Granted (#)        Year         ($/Sh)        Date            5%($)        10%($)
          ----               -----------        ----         ------        ----            -----        -----
Robert J. Fabbricatore        75,000(1)          3%         $8.18        5/16/2002       $98,339      $284,788
                              75,000             3%          7.91        5/16/2002        95,033       275,216

Steven P. Milton              75,000(1)          3%          7.44        5/16/2002       154,124       340,573
                              75,000             3%          7.19        5/16/2002       148,943       329,126

Anthony D. Vermette           50,000(1)          2%          7.44        5/16/2002       102,749       227,049
                              50,000             2%          7.19        5/16/2002        99,296       219,417

Michael H. Donnellan          40,000(1)          1%          7.44        5/16/2002        82,199       181,639
                              40,000             1%          7.19        5/16/2002        79,436       175,534

David E. Mahan                80,000(1)          3%          7.44        5/16/2002       164,399       363,278
                              80,000             3%          7.19        5/16/2002       158,873       351,068
                              100,000            4%          7.19       10/02/2000       198,391       438,835

__________________
(1) Canceled as a result of option repricing.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of options by the Named Executive Officers during the fiscal year ended March 31, 1998 and the March 31, 1998 aggregate value of unexercised options held by each of the Named Executive Officers.

                                                                        Number of Securities       Value of Unexercised In-
                                                                        Underlying Unexercised     the-Money Options at
                                                                         Options at Fiscal          Fiscal Year End ($)
                                Shares                                    Year End (#)(1)               (1)(2)
                                                                        ------------------------------------------------

                              acquired on                                 Exercisable/                  Exercisable/
Name                          exercise (#)        Value Realized($)       Unexercisable                 Unexercisable
----                          ------------        ----------------      ------------------------------------------------
Robert J. Fabbricatore.....              ___                  ___         25,167     83,389     143,704      106,401

Anthony D. Vermette........           13,251              142,484         59,649     69,500     412,913      209,731

Michael H. Donnellan.......              ___                  ___         77,626     61,750     545,503      208,188

Steven P. Milton...........              ___                  ___         27,000     84,000     161,487      166,329

David E. Mahan.............              ___                  ___         50,000    130,000      75,000      195,000

(1) All shares and amounts, as necessary, have been adjusted to reflect the 25% Common Stock dividend effected in March 1995, the three-for-two stock split effect in July 1995 and the two-for-one stock split effected in October 1995.
(2) Assumes a fair market value of the Common Stock of the Company at March 31, 1998 of $8.69 per share.

EMPLOYMENT AGREEMENT

     Mr. Jones is currently employed as Executive Vice-President, Chief Financial Officer and Director of Corporate Development pursuant to an agreement dated as of February 27, 1998. The agreement provides for an initial term of three years and will automatically be extended for additional one-year periods on the anniversary of the Effective Date (as defined therein) provided that neither Mr. Jones nor the Company gives notice of termination 90 days prior to any such anniversary. Under this agreement, Mr. Jones is entitled to receive an annual salary of $150,000. Mr. Jones is eligible to receive an annual bonus of at least $75,000 based upon the achievement of certain performance objectives. Pursuant to his employment agreement, Mr. Jones was granted options to purchase 300,000 shares of Common Stock exercisable at $7.06 per share and vesting over a three year period. If the Company terminates Mr. Jones without cause, or Mr. Jones terminates the agreement for (i) ''good reason'' as defined therein or
(ii) in connection with a change of control, Mr. Jones is entitled to a severance payment equal to a lump sum amount in cash, equal to the sum of (i) two year's base salary at the highest annual base salary then in effect and (ii) the greater of twice his highest annual bonus or $150,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of July 10, 1998 with respect to each stockholder known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, the beneficial ownership of the Company's Common Stock by each director and named executive officer of the Company, and by all of the directors and officers of the Company as a group. Based on the information furnished by the beneficial owners of the Common Stock listed below, the Company believes that each such stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                       BENEFICIAL OWNERSHIP
                                       --------------------
NAME                               NUMBER     PERCENT OF CLASS
----                               ---------------------------
Robert J. Fabbricatore(1)......... 2,759,891          27.5%
Spectrum Equity
Investors II, L.P.(2)............. 1,476,454          12.9
Henry Hermann(3).................... 215,922           2.2
Richard J. Santagati(4).............. 84,500             *
J. Richard Murphy(5)................. 14,334             *
Ralph C. Sillari........................ 500             *
William P. Collatos(2)............ 1,476,454          12.9
Kevin J. Maroni(2)................ 1,476,454          12.9
Steven P. Milton(6)..................436,682           4.4
David E. Mahan (7).................. 133,100           1.3
Michael H. Donnellan(8)............. 107,340           1.1
Anthony J. Vermette(9)............... 98,057           1.0
All Officers and Directors as
as Group(14 persons)(10).......... 5,832,932          48.5

---------------------

     * Less than 1%.
     (1) Includes 62,498 shares owned by Mr. Fabbricatore as trustee of a trust for his children and 1,133,239 shares as a general partner of a family partnership; also includes 43,917 shares issuable upon exercise of options exercisable within 60 days of July 10, 1998. Mr. Fabbricatore's address is c/o CTC Communications Corp., 360 Second Avenue, Waltham, Massachusetts 02154.

     (2) Includes 131,511 shares issuable upon the exercise of a warrant exercisable within 60 days of July 10, 1998 and 1,344,943 shares issuable upon conversion of Series A Preferred Stock as of July 10, 1998. As general partners of Spectrum, each of Mr. Collatos, Mr. Maroni and Brion B. Applegate may be deemed to be beneficial owners of the shares beneficially owned by Spectrum. The address of Spectrum and its general partners is One International Place, 29th Floor, Boston, Massachusetts 02110.

     (3) Includes 9,750 shares held by Mr. Hermann's spouse and 10,334 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.

     (4) Includes 9,500 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (5) Includes 1,000 shares owned by Mr. Murphy as trustee of a trust for his spouse and 13,334 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (6) Includes 4,500 shares owned by Mr. Milton as trustee of a trust for his children and 45,750 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (7) Includes 70,000 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (8) Includes 87,626 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (9) Includes 72,149 shares issuable upon the exercise of options exercisable within 60 days of July 10, 1998.
     (10) Includes the shares described in footnotes (1) through (9) above.

PREFERRED STOCK

     As of July 10, 1998, Spectrum Equity Investors II, L.P., located at One International Place, Boston, MA 02110, owned 657,555 of the 666,666 shares, or 98.6%, of the Series A Preferred Stock outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases from trusts, of which Robert J. Fabbricatore, the Company's Chairman and Chief Executive Officer, is a beneficiary, office space in Springfield, Massachusetts and southern New Hampshire. Rental payments under the leases totaled approximately $134,000, $133,000 and $133,000 in Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively. The Company subleases part of its Waltham facility at its cost to Comm-Tract Corp., a company in which Mr. Fabbricatore is a principal stockholder. Sublease income totaled $73,417, $80,416 and $119,416 for Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively. The Company also contracts with Comm-Tract Corp. for the installation of telephone lines and for the service and maintenance of equipment marketed by the Company. During Fiscal 1996, Fiscal 1997 and Fiscal 1998, Comm-Tract Corp. provided the Company with services, inventory and equipment aggregating $40,880, $97,190 and $233,034, respectively. The Company believes that the payments to the trusts and Comm-Tract Corp. are comparable to the costs for such services, inventory and equipment, and for rentals of similar facilities, which the Company would be required to pay to unaffiliated individuals in arms-length transactions.

     In connection with the exercise of Company stock options in Fiscal 1995, Steven P. Milton was advanced the sum of $135,825 by the Company, which remained outstanding at March 31, 1998. The loan is payable on demand and bears interest at 8.0% per annum.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and, with respect to its officer and directors, written representations that no other reports were required, during Fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than tem percent beneficial owners were complied with. In making the foregoing statement, the Company has relied on the written representations of its directors and officers and copies of the reports that have been filed with the Commission.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)(1)    The following financial statements are included in Part II, Item 8:

          Balance Sheets
          March 31, 1998 and 1997

          Statements of Income
          Years Ended March 31, 1998, 1997 and 1996

          Statements of Stockholders' Equity
          Years Ended March 31, 1998, 1997 and 1996

          Statements of Operations
          Years Ended March 31, 1998, 1997 and 1996

          Notes to Financial Statements

(a)(2) The following financial statement schedule for the years ended March 31, 1998, 1997 and 1996 is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K.

          On February 3, 1998, the Company filed a report on Form 8-K disclosing the Fleet Credit Facility and the Bell Atlantic Litigation.

(c)       Exhibits.

NUMBER         DESCRIPTION OF EXHIBIT

3.1            Restated Articles of Organization, as amended(6)
3.2            Amended and Restated By-Laws of Registrant(6)
4.1            Form of Common Stock Certificate(5)
9.1 Voting Agreement dated April 10, 1998 among Robert Fabbricatore and certain of his affiliates and Spectrum(7)
10.1           1996 Stock Option Plan(3)
10.2           1993 Stock Option Plan(5)
10.3           Employee Stock Purchase Plan(4)
10.4           Lease for premises at 360 Second Ave., Waltham MA(5)
10.5           Sublease for premises at 360 Second Ave., Waltham MA(5)
10.6           Lease for premises at 110 Hartwell Ave., Lexington MA(5)
10.7           Lease for premises at 120 Broadway, New York, NY(5)
10.8           Agreement dated February 1, 1996 between NYNEX and the Company(5)
10.9           Agreement dated May 1, 1997 between Pacific Bell and the Company
               (5)
10.10 Agreement dated January 1, 1996 between SNET America, Inc. and the Company(5)
10.11 Agreement dated June 23, 1995 between IXC Long Distance, Inc. and the Company, as amended(5)
10.12          Agreement dated August 19, 1996 between Innovative Telecom Corp.
               and the Company(5)
10.13 Agreement dated October 20, 1994 between Frontier Communications International, Inc. and the Company, as amended(5)
10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and the Company(5)

10.15          Employment Agreement between the Company and Steve Jones dated
               February 27, 1998(7)
10.16          Securities Purchase Agreement dated April 10, 1998 among the
               Company and the Purchasers named therein(6)
10.17          Registration Rights Agreement dated April 10, 1998 among the
               Company and the Holders named therein(6)
10.18          Form of Warrant dated April 10, 1998(6)
23.1           Consent of Ernst & Young LLP(7)
27             Financial Data Schedule(7)
99.1           Risk Factors(7)

___________________
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-18 (Reg. No. 2-96419-B).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-17613).
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337).
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 1998 filed with the Commission on May 15, 1998.
(7)  Filed herewith.

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


Date: July 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               /S/  ROBERT J. FABBRICATORE
               ---------------------------
               Robert J. Fabbricatore, Chairman and Chief Executive Officer

               /S/ STEVEN C. JONES
               ---------------------------
               Steven C. Jones,
               Executive Vice President, Chief Financial Officer  and
               Director of Corporate Development (principal financial officer)

               /S/  JOHN D. PITTENGER
               ---------------------------
               John D. Pittenger
               Executive Vice President-Finance and Administration (principal accounting officer)

               /S/  RICHARD J. SANTAGATI
               ---------------------------
               Richard J. Santagati, Director

               /S/  J. RICHARD MURPHY
               ---------------------------
               J. Richard Murphy, Director

               /S/  HENRY HERMANN
               ---------------------------
               Henry Hermann, Director

               /S/ RALPH C. SILLARI
               ---------------------------
               Ralph C. Sillari, Director

               /S/ WILLIAM P. COLLATOS
               ---------------------------
               William P. Collatos, Director

               /S/ KEVIN J. MARONI
               ---------------------------
               Kevin J. Maroni, Director


Date: July 15, 1998

                            CTC COMMUNICATIONS CORP.

                         INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements
  Report of Independent Auditors........................................... F-2
  Balance Sheets as of March 31, 1998 and 1997............................. F-3
  Statements of Operations for the years ended March 31, 1998, 1997 and
   1996.................................................................... F-4
  Statements of Stockholders' Equity for the years ended March 31, 1998,
   1997 and 1996........................................................... F-5
  Statements of Cash Flows for the years ended March 31, 1998, 1997 and
   1996.................................................................... F-6
  Notes to Financial Statements............................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
CTC Communications Corp.

  We have audited the accompanying financial statements of CTC Communications Corp., as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Communications Corp.
at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP

Boston, Massachusetts
May 28, 1998, except for
 Note 1, as to which the
 date is July 15, 1998

                            CTC COMMUNICATIONS CORP.

                                 BALANCE SHEETS

                                                             MARCH 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 2,167,930  $ 6,405,670
  Accounts receivable, less allowance for doubtful
   accounts of $492,000 in 1998 and $377,000 in
   1997..............................................  17,288,183   10,904,820
  Prepaid expenses and other current assets..........     791,736      447,441
  Amounts due from officers and employees............      84,754       46,112
  Income tax receivable..............................   2,152,579
                                                      -----------  -----------
    Total current assets.............................  22,485,182   17,804,043
Equipment:
  Equipment..........................................  13,376,970    7,268,372
  Accumulated depreciation...........................  (6,837,683)  (5,565,650)
                                                      -----------  -----------
                                                        6,539,287    1,702,722
Deferred income taxes................................   1,834,000      566,000
Other assets.........................................     108,885      113,685
                                                      -----------  -----------
                                                      $30,967,354  $20,186,450
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............. $ 8,958,476  $ 3,238,416
  Accrued income taxes...............................                  225,948
  Accrued salaries and related taxes.................     756,159    2,423,825
  Deferred revenue...................................                    6,588
  Current portion of obligations under capital
   leases............................................     231,796
  Current portion of note payable to bank............   1,196,400
                                                      -----------  -----------
    Total current liabilities........................  11,142,831    5,894,777
Obligations under capital leases, net of current
 portion.............................................   1,114,277
Note payable to bank, net of current portion.........   7,130,671
Commitments and contingencies........................
Stockholders' equity:
  Series Preferred Stock--par value $1.00 per share;
   authorized 1,000,000 shares, none outstanding.....
  Common Stock, par value $.01 per share; authorized
   25,000,000 shares, issued 9,980,661 and 9,629,407
   shares in 1998 and 1997, respectively.............      99,806       96,294
  Additional paid-in capital.........................   5,245,704    4,758,454
  Deferred compensation..............................    (318,410)
  Retained earnings..................................   6,688,300    9,572,750
                                                      -----------  -----------
                                                       11,715,400   14,427,498
  Amounts due from stockholders......................    (135,825)    (135,825)
                                                      -----------  -----------
                                                       11,579,575   14,291,673
                                                      -----------  -----------
                                                      $30,967,354  $20,186,450
                                                      ===========  ===========

                            See accompanying notes.

                            CTC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS

                                                YEAR ENDED MARCH 31
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
Revenues:
  Agency............................... $24,775,420  $29,195,261  $25,492,511
  Telecommunications...................  16,171,716   11,094,838    5,383,414
                                        -----------  -----------  -----------
                                         40,947,136   40,290,099   30,875,925
Costs and expenses:
  Cost of telecommunications revenues..  14,038,565    8,709,122    4,241,575
  Selling, general and administrative
   expenses............................  31,491,963   23,819,714   20,009,432
                                        -----------  -----------  -----------
                                         45,530,528   32,528,836   24,251,007
                                        -----------  -----------  -----------
Income (loss) from operations..........  (4,583,392)   7,761,263    6,624,918
Other:
  Interest income......................     145,012      201,369      195,979
  Interest expense.....................    (106,465)     (17,753)        (604)
  Other................................     174,395       15,052        9,631
                                        -----------  -----------  -----------
                                            212,942      198,668      205,006
                                        -----------  -----------  -----------
Earnings (loss) before income taxes....  (4,370,450)   7,959,931    6,829,924
Provision (benefit) for income taxes...  (1,486,000)   3,277,000    2,736,000
                                        -----------  -----------  -----------
Net income (loss)...................... $(2,884,450) $ 4,682,931  $ 4,093,924
                                        ===========  ===========  ===========
Earnings (loss) per common share:
  Basic................................ $     (0.29) $      0.49  $      0.43
                                        ===========  ===========  ===========
  Diluted.............................. $     (0.29) $      0.43  $      0.38
                                        ===========  ===========  ===========
Shares used in computing earnings
 (loss) per common share:
  Basic................................   9,886,000    9,600,000    9,446,000
                                        ===========  ===========  ===========
  Diluted..............................   9,886,000   10,773,000   10,712,000
                                        ===========  ===========  ===========



                            See accompanying notes.

                            CTC COMMUNICATIONS CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK      ADDITIONAL                                         AMOUNTS
                         --------------------  PAID-IN      DEFERRED    RETAINED    TREASURY     DUE FROM
                          SHARES    PAR VALUE  CAPITAL    COMPENSATION  EARNINGS      STOCK    STOCKHOLDERS    TOTAL
                         ---------  --------- ----------  ------------ -----------  ---------  ------------ -----------
Balance at March 31,
 1995................... 3,124,437   $31,244  $4,871,302               $   796,734  $ (13,860)  $(159,825)  $ 5,525,595
 Issuance of stock
  pursuant to employee
  stock purchase plan...     9,082        91      58,153                                                         58,244
 Exercise of employee
  stock options.........   197,143     1,971     121,053                                                        123,024
 Acquisition of treasury
  stock.................                                                             (329,125)                 (329,125)
 Retirement of treasury
  stock.................   (25,454)     (254)   (342,731)                             342,985
 Settlement of amounts
  due from
  stockholders..........                                                                           24,000        24,000
 Issuance of stock upon
  3 for 2 stock split... 1,560,742    15,607     (15,607)                     (839)                                (839)
 Issuance of stock upon
  2 for 1 stock split... 4,718,172    47,182     (47,182)
 Net income.............                                                 4,093,924                            4,093,924
                         ---------   -------  ----------   ---------   -----------  ---------   ---------   -----------
Balance at March 31,
 1996................... 9,584,122    95,841   4,644,988                 4,889,819          0    (135,825)    9,494,823
 Issuance of stock
  pursuant to employee
  stock purchase plan...     8,714        87      70,088                                                         70,175
 Exercise of employee
  stock options.........    36,571       366      43,378                                                         43,744
 Net income.............                                                 4,682,931                            4,682,931
                         ---------   -------  ----------   ---------   -----------  ---------   ---------   -----------
Balance at March 31,
 1997................... 9,629,407    96,294   4,758,454                 9,572,750          0    (135,825)   14,291,673
 Issuance of stock
  pursuant to employee
  stock purchase plan...     9,844        98      71,662                                                         71,760
 Exercise of employee
  stock options.........   376,387     3,764     347,222                                                        350,986
 Acquisition of treasury
  stock.................                                                             (271,072)                 (271,072)
 Retirement of treasury
  stock.................   (34,977)     (350)   (270,722)                             271,072
 Deferred compensation..                         339,088   $(318,410)                                            20,678
 Net loss...............                                                (2,884,450)                          (2,884,450)
                         ---------   -------  ----------   ---------   -----------  ---------   ---------   -----------
Balance at March 31,
 1998................... 9,980,661   $99,806  $5,245,704   $(318,410)  $ 6,688,300          0   $(135,825)  $11,579,575
                         =========   =======  ==========   =========   ===========  =========   =========   ===========



                            See accompanying notes.

                            CTC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS

                                                YEAR ENDED MARCH 31
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
OPERATING ACTIVITIES
Net income (loss)...................... $(2,884,450) $ 4,682,931  $ 4,093,924
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization........   1,417,866      742,895      660,338
  Provision for doubtful accounts......   1,421,000      316,669       61,763
  Deferred income taxes................  (1,268,000)    (289,000)    (124,000)
  Stock compensation expense...........      20,678
  Gain on sale of fixed asset..........    (143,333)
  Changes in operating assets and
   liabilities:
    Accounts receivable................  (7,804,363)  (4,664,260)  (2,979,772)
    Other current assets...............    (382,937)    (123,789)    (231,642)
    Income tax receivable..............  (2,152,579)      21,125      (21,125)
    Other assets.......................       4,800        4,800      (90,200)
    Accounts payable, accrued expenses,
     accrued salaries and related
     taxes.............................   4,052,394    2,657,149    1,103,061
    Accrued income taxes...............    (225,948)     225,948     (281,569)
    Deferred revenue and other.........      (6,588)      (2,714)       1,128
                                        -----------  -----------  -----------
Net cash provided by (used in)
 operating activities..................  (7,951,460)   3,571,754    2,191,906
INVESTING ACTIVITY
Additions to equipment, net............  (4,765,025)  (1,221,879)    (759,204)
                                        -----------  -----------  -----------
Net cash used in investing activity....  (4,765,025)  (1,221,879)    (759,204)
FINANCING ACTIVITIES
Proceeds from issuance of common
 stock.................................     151,674      113,919      119,467
Borrowings under note payable to bank,
 net of repayments.....................   8,327,071
Cash paid for fractional shares in
 connection with stock splits..........                                  (839)
                                        -----------  -----------  -----------
Net cash provided by financing
 activities............................   8,478,745      113,919      118,628
                                        -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................  (4,237,740)   2,463,794    1,551,330
Cash and cash equivalents at beginning
 of year...............................   6,405,670    3,941,876    2,390,546
                                        -----------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $ 2,167,930  $ 6,405,670  $ 3,941,876
                                        ===========  ===========  ===========


                            See accompanying notes.

                           CTC COMMUNICATIONS CORP.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  CTC Communications Corp. (the Company) is an integrated communications provider (ICP), which offers local, long distance, Internet access, Frame Relay and other data services under its own brand name on a single integrated bill. The Company serves small to medium-sized business customers in seven Northeastern states. Prior to becoming an ICP in January 1998, the Company was a sales agent for Bell Atlantic Corp. (Bell Atlantic) and other telecommunications providers selling local telecommunications services as an agent since 1984. The Company has also offered long distance and data services under its own brand name since 1994. In late 1998, the Company plans to begin deploying a data-centric network in its existing markets.

     The Company has obtained a commitment for an interim credit facility (the Interim Facility) from its current lender. The Interim Facility, which would mature on June 30, 1999, would provide secured revolving loans of up to $20 million to refinance the Company's existing credit facility (the Credit Facility), to fund capital expenditures and significant operating losses expected to be incurred in connection with the Company's transition to an ICP strategy and for general corporate purposes. The commitment, which is subject to certain conditions, extends to September 30, 1998. To satisfy one of those conditions, the Company has received a commitment from Spectrum to purchase $5 million of Preferred Stock which extends until June 30, 1999 (the Interim Spectrum Financing). The Company believes that the Interim Facility and the Interim Spectrum Financing, if required, together with cash on hand would be sufficient to refinance the Credit Facility and to fund the Company's existing operations for at least the next 12 months. However, CTC would be required to delay its proposed geographic expansion and deployment of facilities or to obtain additional financing within the next 6 months.

     The implementation of the Company's business plan to further penetrate its existing markets as an ICP, deploy the ICN in its existing markets, expand its sales presence into six additional states in the Boston-Washington D.C. corridor and enhance the CTC Information System and the repayment of the Credit Facility will require the Company to raise significant capital. The Company has been seeking and is actively engaged in the negotiation of commitments with alternative sources of long-term financing to fund its business plans. Although the Company is highly optimistic that it will be successful in obtaining such financing based upon its negotiations, there can be no assurance that the Company will be able to consummate financing in the amount, on the terms and on the schedule required to implement the Company's business plan, if at all.

  Agency revenues derived from commissions received from Bell Atlantic represented 48%, 63% and 69% of the Company's total revenues in 1998, 1997 and 1996, respectively. Accounts receivable from Bell Atlantic amounted to 63% and 70% of total accounts receivable at March 31, 1998 and 1997, respectively. See
Note 2.

CASH AND CASH EQUIVALENTS

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

REVENUE RECOGNITION

  Telecommunications revenues are recognized as the usage accrues on the network. Agency revenues are recognized when ordered and, if commissions are based on usage, revenues are recognized as earned. Provisions for cancellations are made at the time revenue is recognized and actual experience prior to the developments described in Note 2 has consistently been within management's estimates.

INCOME TAXES

  The Company provides for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ACCOUNTING PRONOUNCEMENTS

  In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

                           CTC COMMUNICATIONS CORP.

EARNINGS PER SHARE

  In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

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

ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant (110% of the fair market value for owners of 20% or more of the Company's Common Stock). The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                           CTC COMMUNICATIONS CORP.

2. BELL ATLANTIC LITIGATION

  In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic for breaches of contract, including the failure of Bell Atlantic's retail division to pay $14 million in agency commissions (approximately $12 million at March 31, 1998) owed to the Company. The Company also asserted violations by Bell Atlantic of antitrust laws and the Telecommunications Act. The Company intends to pursue this suit vigorously. Although the Company believes the collection of the agency commissions sought in the suit is probable, there can be no assurance that the Company will be successful in collecting those commissions. If the Company fails to collect any of the agency commissions sought or if their collection becomes less than probable, the Company would be required to write off the amounts reflected in its financial statements that it is unable to collect or for which collection becomes less than probable. Delay in collection of, or the write-off of, the agency commissions sought may adversely affect the Company.

3. RELATED-PARTY TRANSACTIONS

  The installation of telephone systems is generally subcontracted to a company controlled by the Chairman of the Company. Amounts paid to this subcontractor which are based on fair market value amounted to $1,723, $28,217 and $1,089 in 1998, 1997 and 1996, respectively. Additionally, inventory and equipment purchased from this subcontractor at fair market value amounted to $231,052, $68,973 and $39,791 in 1998, 1997 and 1996, respectively.

  The Company leases office space from trusts in which the Chairman is a beneficiary. Rent expense for these facilities aggregated $132,656, $132,656 and $133,949 in 1998, 1997 and 1996, respectively. These office space leases expire in fiscal 1998.

  The Company subleases a part of its corporate facility to a company controlled by the Chairman of the Company. Terms of the sublease are identical with those included in the Company's lease. Sublease income totaled $119,416, $80,416 and $73,417 in 1998, 1997 and 1996, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following:

                                                                MARCH 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Trade accounts payable................................ $5,778,048 $2,015,409
   Accrued cost of telecommunications revenue............    888,031    790,039
   Bell Atlantic litigation..............................  1,200,000
   Other.................................................  1,092,397    432,968

5. NOTE PAYABLE TO BANK

  In November 1997, the Company replaced its existing $5,000,000 revolving line of credit agreement with a bank credit facility consisting of $15,000,000 revolving line of credit, a $5,000,000 equipment line of credit, and a $5,000,000 working capital line of credit. The revolving line of credit bears interest at Libor plus 1.5% to 3.00%, or prime rate plus up to 0.5%, depending on certain coverage ratios of the Company and expires in September, 2000. The equipment and working capital lines of credit bear interest at Libor plus 1.75% to 3.25%, or prime rate plus up to 1%, depending on certain leverage ratios of the Company and expire in September 2000. At March 31, 1998, $1,339,000 and $4,018,000 was available for borrowing under the revolving line of credit, and the equipment line of credit, respectively, and no amounts were available for borrowing under the working capital line of credit.

  As of March 31, 1998, the Company was not in compliance with certain covenants under its bank credit facility as a result of the Company's fourth quarter net loss of approximately $6 million. The bank has waived

                           CTC COMMUNICATIONS CORP.

such covenant noncompliance under the Facility until September 30, 1998. See
Note 1.

  Note payable to bank consisted of the following at March 31, 1998:

   Revolving line of credit due September 1, 2000.................  $ 2,345,071
   Equipment line of credit due in annual principal installments
    of $196,400 through January 2003 (7.44% at March 31, 1998)....      982,000
   Working capital line of credit due in annual principal payments
    of $1,000,000 through March 2003 (7.44% at March 31, 1998)....    5,000,000
                                                                    -----------
                                                                      8,327,071
   Less: current portion..........................................   (1,196,400)
                                                                    -----------
                                                                    $ 7,130,671
                                                                    ===========

  Maturities of long-term debt are the following at March 31:

   1999.............................................................. $1,196,400
   2000..............................................................  1,196,400
   2001..............................................................  3,541,471
   2002..............................................................  1,196,400
   2003..............................................................  1,196,400

  The bank has a security interest in and lien on all of the tangible and intangible personal property and fixtures of the Company, including all accounts receivable and equipment.

6. LEASES

  The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of March 31, 1998:

                                               OPERATING  SUBLEASE
                                                 LEASES    INCOME       NET
                                               ---------- ---------  ----------
   Year ending March 31:
     1999..................................... $1,399,383 $(107,766) $1,291,617
     2000.....................................  1,098,624  (109,898)    988,726
     2001.....................................  1,010,819  (111,420)    899,399
     2002.....................................    937,665  (111,420)    826,245
     2003.....................................    671,930  (111,420)    560,510
                                               ---------- ---------  ----------
   Net future minimum lease payments.......... $5,118,421 $(551,924) $4,566,497
                                               ========== =========  ==========

  Rental expense for operating leases amounted to $1,121,916, $1,001,919 and $673,321 in 1998, 1997 and 1996, respectively. Sublease income amounted to $119,416, $90,016 and $82,217 in 1998, 1997 and 1996, respectively.

                           CTC COMMUNICATIONS CORP.

  The Company leases equipment under capital leases. At March 31, 1998, the Company has capitalized leased equipment totaling $1,346,073 with related accumulated amortization of $134,607. The following is a schedule by year of future minimum lease payments due under capital leases, together with the present value of the minimum lease payments as of March 31, 1998:

   Years ending March 31:
     1999........................................................... $  300,308
     2000...........................................................    300,308
     2001...........................................................    300,308
     2002...........................................................    300,308
     2003...........................................................    300,308
     Thereafter.....................................................     25,026
                                                                     ----------
                                                                      1,526,566
   Less amount representing interest................................   (180,493)
                                                                     ----------
   Present value of minimum lease payments..........................  1,346,073
   Less current portion of obligations under capital leases.........   (231,796)
                                                                     ----------
   Obligations under capital leases................................. $1,114,277
                                                                     ==========

7. TELECOMMUNICATIONS AGREEMENTS

  On January 15, 1996, the Company entered into a four-year nonexclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. These provisions had no effect on the financial statements for the years ended March 31, 1998, 1997 and 1996.

  On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to its customers at fixed prices by service during the term of the agreement. On October 11, 1996, the Company entered into an amendment to the agreement which extended the term of the agreement by five years from the date of the amendment. Over such extension period, the Company shall be liable for a minimum aggregate usage commitment of $25 million. Furthermore, the rates set forth under the aforementioned amendment may be adjusted due to the failure of meeting certain periodic volume commitments. Due to existing and expected usage, these provisions had no effect on the financial statements for the years ended March 31, 1998 and 1997.

  Prior to the execution of the agreements described above, and through March 31, 1998, the Company also provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage on the network, and there are no other performance obligations.

8. STOCKHOLDERS' EQUITY

COMMON STOCK

  On July 13, 1995, the Board of Directors declared a 3 for 2 stock split in the form of a dividend payable to shareholders of record on July 25, 1995. A total of 1,560,742 shares of common stock were issued and $839 in cash was paid for fractional share amounts.

  On October 10, 1995, the Board of Directors declared a 2 for 1 stock split in the form of a dividend payable to shareholders of record on October 23, 1995. A total of 4,718,172 shares of common stock were issued.

                           CTC COMMUNICATIONS CORP.

PREFERRED STOCK

  The dividends, liquidation preference, voting rights and other rights of each series of preferred stock, when issued, are to be designated by the Board of Directors prior to issuance.

9. BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

  The Company maintains a defined contribution plan (401(k) plan) covering all employees who meet certain eligibility requirements. Participants may make contributions to the plan up to 15% of their compensation (as defined) up to the maximum established by law. The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the plan were $310,788, $230,079 and $210,063 in 1998, 1997 and 1996, respectively.
Administrative costs paid by the Company were $5,960, $1,275 and $7,982 in 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

  The Company has an employee stock purchase plan (the ESPP) which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on the valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the ESPP during the three years in the period ended March 31, 1998. Indicated below is a summary of shares of common stock purchased by the ESPP. All share and per share amounts indicated below have been presented to reflect the stock dividend and stock splits described above.

  In July 1997 and February 1998, the ESPP purchased 5,438 shares at $6.48 per share and 4,406 shares at $8.29 per share, respectively.

  In July 1996 and February 1997, the ESPP purchased 2,998 shares at $11.05 per share and 5,716 shares at $6.48 per share, respectively.

  In July 1995 and January 1996, the ESPP purchased 7,011 shares at $3.26 per share and 2,345 shares at $11.05 per share, respectively.

STOCK OPTION PLANS

  Under the terms of its 1993 Stock Option Plan and 1996 Stock Option Plan (collectively, the Plans), the Company may grant stock options for the purchase of Common Stock to all employees, directors and consultants. The Plans generally provide that the exercise price for an incentive stock option (which may only be granted to employees) will be fixed by a committee of the Board of Directors but will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Nonqualified options may also be granted under the Plans to directors, employees and consultants. Nonqualified options under the 1993 Plan may be granted at an exercise price of no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant and under the 1996 Plan may be granted with an exercise price less than, equal to or greater than the fair market value per share on the date of the grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

  In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

  On March 20, 1998, the Board of Directors approved the repricing of 1,175,500 options with a new exercise price of $7.19 ($7.91 for 10% stockholders).

                           CTC COMMUNICATIONS CORP.

STOCK-BASED COMPENSATION

  Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           OPTIONS               ESPP
                                      -------------------  -------------------
                                      1998   1997   1996   1998   1997   1996
                                      -----  -----  -----  -----  -----  -----
   Expected life (years).............  2.96   3.98   3.49   0.50   0.50   0.50
   Interest rate.....................  5.93%  6.28%  6.12%  5.43%   5.4%  6.48%
   Volatility........................ 85.14  87.88  87.88  64.67  93.03  80.93
   Dividend yield....................  0.00   0.00   0.00   0.00   0.00   0.00

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per common share are as follows:

                                               1998         1997       1996
                                            -----------  ---------- ----------
   Pro forma net income (loss)............. $(4,973,000) $4,094,000 $3,550,000
   Pro forma earnings (loss) per common
    share.................................. $     (0.50) $     0.39 $     0.34

  The effects on 1996, 1997 and 1998 pro forma net income (loss) and earnings
(loss) per common share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Company's plans.

  A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                 1998                1997                 1996
                          ------------------- -------------------- --------------------
                                    WEIGHTED-            WEIGHTED-            WEIGHTED-
                                     AVERAGE              AVERAGE              AVERAGE
                                    EXERCISE             EXERCISE             EXERCISE
                           OPTIONS    PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                          --------- --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  1,953,112   $4.36   1,995,878    $4.01   1,526,850    $1.45
  Options granted.......  2,791,000    7.11     280,539     9.67   1,000,250     8.06
  Options terminated....  1,402,718    8.36    (286,734)    7.54    (290,689)    2.37
  Options exercised.....    376,387     .93     (36,571)    1.20    (240,533)    0.51
                          ---------           ---------            ---------
Outstanding at end of
 year...................  2,965,007   $5.50   1,953,112    $4.36   1,995,878    $4.01
                          =========           =========            =========
Exercisable at end of
 year...................    698,250             772,282              613,824
                          =========           =========            =========
Weighted-average fair
 value of options
 granted during the
 year...................  $    4.01           $    6.43            $    5.09
                          =========           =========            =========

                            CTC COMMUNICATIONS CORP.

  The following table presents weighted-average price and life information about significant option groups outstanding at March 31, 1998:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ------------------------------------------- --------------------------
                                     WEIGHTED
                                     AVERAGE         WEIGHTED                   WEIGHTED
      RANGE OF         NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
   EXERCISE PRICES   OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
   ---------------   ----------- ---------------- -------------- ----------- --------------
        $0.25           187,500     0.1 years         $0.25        187,500       $0.25
         0.53            86,397     0.6 years          0.53         86,397        0.53
        0.90-
         1.10           207,854     1.5 years          1.10        147,261        1.10
        2.70-
         2.98           257,056     2.0 years          2.74        189,792        2.74
        6.00-
         7.06         1,041,700     6.4 years          6.44         10,500        6.16
         7.19         1,100,500     4.2 years          7.19         76,800        7.19
        $7.91            75,000     4.1 years         $7.91              0       $0.00
                      ---------                                    -------
                      2,965,007                                    698,250
                      =========                                    =======

                                             1998         1997        1996
                                          -----------  ----------- -----------
   Numerator:
     Net income (loss) (numerator for
      basic and diluted earnings (loss)
      per common share).................. $(2,884,450) $ 4,682,931 $ 4,093,924
   Denominator:
     Denominator for basic earnings
      (loss) per common share-weighted
      average shares.....................   9,886,000    9,600,000   9,446,000
     Effect of employee stock options....                1,173,000   1,266,000
                                          -----------  ----------- -----------
     Denominator for diluted earnings
      (loss) per common share............   9,886,000   10,773,000  10,712,000
                                          ===========  =========== ===========
   Basic earnings (loss) per common
    share................................ $     (0.29) $      0.49 $      0.43
                                          ===========  =========== ===========
   Diluted earnings (loss) per common
    share................................ $     (0.29) $      0.43 $      0.38
                                          ===========  =========== ===========

10. INCOME TAXES

  The provision (benefit) for income taxes consisted of the following:

                                               1998         1997        1996
                                            -----------  ----------  ----------
   Current:
     Federal............................... $  (218,000) $2,660,000  $2,135,000
     State.................................                 906,000     725,000
                                            -----------  ----------  ----------
                                               (218,000)  3,566,000   2,860,000
   Deferred tax benefit....................  (1,268,000)   (289,000)   (124,000)
                                            -----------  ----------  ----------
                                            $(1,486,000) $3,277,000  $2,736,000
                                            ===========  ==========  ==========

                           CTC COMMUNICATIONS CORP.

  Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                              1998       1997
                                                           ----------  --------
   Deferred tax assets:
     Depreciation......................................... $   64,000  $191,000
     Accruals and allowances..............................  1,751,000   445,000
     Net operating state loss carryforward................     96,000
                                                           ----------  --------
   Total deferred tax asset...............................  1,911,000   636,000
   Deferred tax liability:
     Prepaid expenses.....................................    (38,000)  (31,000)
     Cash surrender value of life insurance policy........    (39,000)  (39,000)
                                                           ----------  --------
   Total deferred tax liability...........................    (77,000)  (70,000)
                                                           ----------  --------
   Net deferred tax asset................................. $1,834,000  $566,000
                                                           ==========  ========

  The income tax expense is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

                                              1998         1997       1996
                                           -----------  ---------- ----------
   Tax at U.S. statutory rate............. $(1,486,000) $2,706,000 $2,322,000
   State income taxes, net of federal
    benefit...............................                 552,000    466,000
   Other..................................                  19,000    (52,000)
                                           -----------  ---------- ----------
                                           $(1,486,000) $3,277,000 $2,736,000
                                           ===========  ========== ==========

  Income taxes paid in 1998, 1997 and 1996 amounted to $2,160,527, $3,319,000 and $3,163,000, respectively.

11. SUPPLEMENTAL CASH FLOW INFORMATION

  In March 1996, the Company received shares of common stock with an aggregate fair market value of $251,771 in lieu of cash for settlement of amounts due from an officer. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

  In September 1995, the Company received shares of common stock with an aggregate fair market value of $25,039 in lieu of cash for settlement of amount due from a non-employee of $24,000 plus accrued interest of $1,039. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

  During fiscal 1998 and 1996, and in connection with the exercise of employee stock options, the Company received shares of common stock with an aggregate fair market value of $271,072 and $52,315 in lieu of cash upon the exercise of these options. These shares and the related amount were accounted for as treasury stock and were subsequently retired.

  These noncash transactions have been excluded from the statements of cash flows for the years ended March 31, 1998 and 1996.

12. SUBSEQUENT EVENTS

  In April 1998, the Company privately placed $12 million of Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants to purchase Common Stock with Spectrum Equity Investors II, L.P. and other private investors. The Series A Preferred Stock may be redeemed at the option of the holders of a majority of the Series A Preferred Stock at any time on or after the earlier of (i) April 9, 2010 and (ii) the date 180 days after the maturity

                           CTC COMMUNICATIONS CORP.

date of any debt financing consummated on or before October 9, 1998 yielding proceeds of at least $75 million. The Series A Preferred Stock is convertible into shares of Common Stock. On the date of issuance, the shares of Series A Preferred Stock were convertible into 1,333,333 shares of the Company's Common Stock, which conversion ratio is subject to certain adjustments. The warrants entitle the holder thereof to purchase one share of Common Stock at an exercise price of $9.00 per share. The warrants expire on April 10, 2003. See also
Note 1.

13. QUARTERLY INFORMATION (UNAUDITED)

  A summary of operating results and pro forma net income (loss) per share for the quarterly periods in the two years ended March 31, 1998 is set forth below

                                                QUARTER ENDED
                         -------------------------------------------------------------
                           JUNE 30   SEPTEMBER 30 DECEMBER 31  MARCH 31       TOTAL
                         ----------- ------------ ----------- -----------  -----------
Year ended March 31,
 1998
  Total revenues........ $11,658,954 $11,845,097  $11,155,646 $ 6,287,439  $40,947,136
  Gross profit..........   9,216,118   9,132,848    8,215,645     343,960   26,908,571
  Earnings (loss).......   1,374,000   1,244,000      506,000  (6,008,450)  (2,884,450)
  Earnings (loss) per
   common share--basic..       $0.14       $0.13        $0.05      $(0.60)      $(0.29)
  Earnings (loss) per
   common share--
   diluted..............       $0.13       $0.12        $0.05      $(0.60)      $(0.29)
Year ended March 31,
 1997
  Total revenues........ $ 9,007,461 $ 9,617,068  $10,193,787 $11,471,783  $40,290,099
  Gross profit..........   7,325,606   7,463,843    7,932,162   8,859,366   31,580,977
  Earnings..............   1,194,186   1,048,828    1,159,000   1,280,917    4,682,931
  Earnings per common
   share--basic.........       $0.12       $0.11        $0.12       $0.13        $0.49
  Earnings per common
   share--diluted.......       $0.11       $0.10        $0.11       $0.12        $0.43

  Fiscal year 1997 and the first two quarters of fiscal year 1998 earnings per common share amounts have been restated to comply with Statement of Financial Accounting Standard No. 128, Earnings per Share.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                            CTC COMMUNICATIONS CORP.

-----------------------------------------------------------------------------------------------------------
COL. A                               COL. B        COL. C          COL. D                      COL. E
-----------------------------------------------------------------------------------------------------------

                                                Additions
                                                ----------

                                                 (1)          (2)

                                                              Charged to
                                    Balance at   Charged to   Other                         Balance at
                                    Beginning    Costs and    Accounts  -  Deductions       End of
Description                         of Period    Expenses     Describe  -  Describe         Period
-----------------------------------------------------------------------------------------------------------
Year ended March 31, 1998:
 Allowance for doubtful accounts     $377,000   $1,421,109                $1,306,109 (a)    $492,000

Year ended March 31, 1997:
 Allowance for doubtful accounts     $190,215     $316,669                  $129,884 (a)    $377,000

Year ended March 31, 1996:           $128,452     $ 61,763                  $ 0             $190,215
 Allowance for doubtful accounts


(a) = Bad debts written off net of collections.

                                 EXHIBIT INDEX

NUMBER    DESCRIPTION OF EXHIBIT

9.1 Voting Agreement dated April 10, 1998 among Robert Fabbricatore and certain of his affiliates and Spectrum
10.15 Employment Agreement between the Company and Steve Jones dated February 27, 1998
23.1      Consent of Ernst & Young LLP
27        Financial Data Schedule
99.1      Risk Factors