Form 10-Q
period 1998-06-30
CTC COMMUNICATIONS CORP
filed 1998-08-14
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 1998.

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

As of August 5, 1998, 9,998,535 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                         PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of June 30 and March 31, 1998                3

                        Condensed Statements of Income
                        Three Months Ended June 30, 1998 and 1997       4

                        Condensed Statements of Cash Flows
                        Three Months Ended June 30, 1998 and 1997       5

                        Notes to Condensed Financial Statements         6-9

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   10-16

            Item 3.     Quantitative and Qualitative                    Inapplicable
                        Disclosures About Market Risk

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               16-17

            Item 2.     Changes in Securities                           17

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                 18-19


In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the Company's business plan, future profitability, expansion, deployment of facilities, future operations and availability of capital and other future plans, events and performance and other statements located elsewhere herein. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those outlined in Exhibit 99.1 filed with this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                                June 30,           March 31,
                                                 1998                1998
                                            ---------------     ---------------
ASSETS
Current assets:
Cash and cash equivalents                    $  5,376,067        $  2,167,930
Accounts receivable, net                       22,636,509          17,288,183
Prepaid expenses and other current assets       5,573,806           3,029,069
                                             -------------       -------------
     Total Current Assets                      33,586,382          22,485,182

Furniture, Fixtures and Equipment              14,392,066          13,376,970
  Less accumulated depreciation                (7,392,683)         (6,837,683)
                                             -------------       -------------
     Total Equipment                            6,999,383           6,539,287

Deferred income taxes                           1,834,000           1,834,000
Other assets                                      211,085             108,885
                                             -------------       -------------
     Total Assets                            $ 42,630,850        $ 30,967,354
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $ 13,480,359        $  8,958,476
Accrued salaries and related taxes              1,575,478             756,159
Current portion of obligations under
   capital leases                                 246,376             231,796
Current portion of note payable to bank         1,196,400           1,196,400
                                             -------------       -------------
     Total Current Liabilities                 16,498,613          11,142,831

Obligations under capital leases,
   net of current portion                       1,071,874           1,114,277
Note payable to bank, net of current portion    6,831,571           7,130,671

Series A redeemable convertible
  preferred stock                              12,241,373                   0

Stockholders' equity:
Common Stock                                       99,885              99,806
Additional paid in capital                      5,254,964           5,245,704
Deferred compensation                            (291,910)           (318,410)
Retained earnings                               1,060,305           6,688,300
                                             -------------       -------------
                                                6,123,244          11,715,400
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity                 5,987,419          11,579,575
                                             -------------       -------------
     Total Liabilities and
      Stockholders' Equity                   $ 42,630,850        $ 30,967,354
                                             =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1998                 1997
                                                       -------------       -------------
Telecommunications revenues                            $ 12,835,685        $ 11,658,954

Costs and expenses
   Cost of telecommunications revenues                   11,613,468           2,442,836
   Selling, general and administrative expenses           9,494,954           6,935,100
                                                       -------------       -------------
                                                         21,108,422           9,377,936
                                                       -------------       -------------
Income (loss) from operations                            (8,272,737)          2,281,018

Other
   Interest income                                          132,395              57,586
   Interest expense                                        (417,510)             (4,455)
   Other                                                     29,852               3,851
                                                       -------------       -------------
                                                           (255,263)             56,982
                                                       -------------       -------------
Income (loss) before income taxes                        (8,528,000)          2,338,000

Provision (benefit) for income taxes                      2,900,000             964,000
                                                       -------------       -------------
Net income (loss)                                      $ (5,628,000)       $  1,374,000
                                                       =============       =============
Net income (loss) per common share:

   Basic                                               $      (0.56)       $       0.14
                                                       =============       =============
   Diluted                                             $      (0.56)       $       0.13
                                                       =============       =============
Weighted average number of common shares:

   Basic                                                  9,984,192           9,756,682
                                                       =============       =============
   Diluted                                                9,984,192          10,698,913
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1998                1997
                                                       -------------     ---------------
OPERATING ACTIVITIES
Net income (loss)                                      $ (5,628,000)       $  1,374,000

Adjustments to reconcile net income (loss)to
 net cash used by operating activities:
   Depreciation and amortization                            555,000             186,000
   Stock compensation expense                                26,500                   0
   Interest on redeemable preferred stock                   240,052                   0

Changes in noncash working capital items:
   Accounts receivable                                   (5,348,324)         (3,165,685)
   Other current assets                                  (2,544,737)            (15,135)
   Other assets                                            (102,200)              1,200
   Accounts payable                                       4,521,886            (430,757)
   Accrued liabilities                                      819,319             (66,107)
   Capital leases                                            14,580                   0
   Accrued taxes                                                  0            (225,948)
   Deferred revenue                                               0              (6,588)
                                                        -------------       -------------
Net cash used by operating activities                    (7,445,924)         (2,349,020)

INVESTING ACTIVITIES

Additions to equipment                                   (1,015,096)           (656,591)
                                                        -------------       -------------
Net cash used in investing activities                    (1,015,096)           (656,591)

FINANCING ACTIVITIES

Proceeds from issuance of redeemable preferred stock     12,001,321                   0
Proceeds from the issuance of common stock                    9,339               9,426
Repayment of obligations under capital leases               (42,403)                  0
Repayment of note payable to bank                          (299,100)                  0
                                                        -------------       -------------
Net cash provided by financing activities                11,669,157               9,426

Increase (decrease) in cash                               3,208,137          (2,996,185)
Cash at beginning of year                                 2,167,930           6,405,670
                                                        -------------       -------------
Cash and cash equivalents at end of period             $  5,376,067        $  3,409,485
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2:  CASH DIVIDENDS

The Company has not paid cash dividends during the period presented.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

In December 1997, the Company filed a Complaint and Jury Trial Demand ("Complaint")against Bell Atlantic Corporation ("Bell Atlantic") in the United States District Court for the District of Maine (Civil Action No. 97-CV-395-P-H) alleging breach by Bell Atlantic (as successor to the NYNEX Company) of the Agreement for Sale of Services and Account Management effective as of February 1, 1996 between NYNEX and the Company (the "Agency Agreement") by reason of failure to pay approximately $14.0 million in commission payments due and owing under the Agency Agreement among other breaches. Subsequent to filing the suit, Bell Atlantic paid the Company approximately $2.0 million in reduction of the amount due to the Company. The Complaint also seeks monetary damages, and certain injunctive relief, for alleged unlawful competition, illegal tying arrangements in violation of the Sherman Antitrust Act and violation of Section 251 of the Telecommunications Act of 1996 by Bell Atlantic.

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

The Company has filed an answer denying the material allegations of the Bell Atlantic complaint. It believes that it has meritorious defenses to the Bell Atlantic action and will vigorously defend the action.

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

On July 2, 1998, the United States Court of Appeals for the Second Circuit denied Bell Atlantic's appeal to compel arbitration of the Company's claims against Bell Atlantic. The denial of Bell Atlantic's appeal eliminates any obstacle to permitting the Company's lawsuit in the United States District Court in Maine to proceed against Bell Atlantic. The trial is scheduled for November 1998.

On July 31, 1998, Judge Gene Carter of the United States District Court in Portland, Maine, ordered the dissolution of the temporary restraining order against the Company and denied Bell Atlantic's motion for a permanent injunction. The court ruled that the Company has an absolute right to solicit the customers they had serviced while a Bell Atlantic agent.

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

On July 2, 1998, the Massachusetts Department of
Telecommunications and Energy ruled that it is illegal for Bell
Atlantic to impose contract termination fees on its customers who choose a competitive Bell Atlantic reseller as their local provider. Bell Atlantic has appealed the decision on procedural grounds.

The Company has also filed petitions for repeal of the Bell
Atlantic customer termination fee requirement in the States of New Hampshire, Maine, Vermont, Rhode Island and New York.

On July 16, 1998, the New Hampshire Public Utilities Commission held a hearing on Bell Atlantic's recent policy of imposing contract termination fees on its customers who choose a competitive Bell Atlantic reseller as their local provider. To date, no decision has been rendered.


The Company is also a party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 4. PREFERRED STOCK

On April 10, 1998, the Company issued for investment to Spectrum Equity Investors II, L.P. ("Spectrum") and certain other private investors (together with Spectrum, the "Investors") an aggregate of 666,666 shares of Series A Convertible Preferred Stock (the "Preferred Shares") for $12 million, pursuant to the terms and conditions of a Securities Purchase Agreement among the Registrant and the Investors.
 The Company also issued for investment to the Investors five-year warrants to purchase an aggregate of 133,333 shares of its Common Stock at an exercise price of $9.00 per share. Spectrum purchased 98.63% of the Preferred Shares and warrants in the private placement.
 On the date of issuance, the Preferred Shares were convertible into 1,333,333 shares of the Company's Common Stock at $9.00 per share, which conversion ratio is subject to certain adjustments. Reference is made to the Company's Current Report on Form 8-K and exhibits thereto dated and filed on May 15, 1998 for a complete description of the transaction.

NOTE 5. TRANSACTIONS SUBSEQUENT TO JUNE 30, 1998

On July 16, 1998, the Company issued to Spectrum Equity Investors II L.P. ("Spectrum") five-year warrants to purchase up to 55,555 shares of Common Stock at a purchase price of $9.00 per share in consideration for the commitment by Spectrum that, at any time prior to June 30, 1999, Spectrum will, upon the Company's request, purchase an additional $5 million of Preferred Stock containing the same terms and conditions as the Series A Convertible Preferred Stock purchased by Spectrum on April 10, 1998. The Spectrum commitment was made in conjunction with a $20 million interim financing commitment by Fleet National Bank to meet the bank's short-term liquidity requirements.

On July 30, 1998, the CTC Communications Corp. Employee Stock Purchase Plan purchased 6,737 shares of Common Stock from the Company at $6.6938 for the purchase period ended June 30, 1998.

Through August 5, 1998, 11,137 shares of Common Stock were issued as a result of employees exercising outstanding stock options.

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

The following table sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended
                                                  June 30,
                                             1998         1997
Numerator:
Net income (loss)                          (5,628,000)   1,374,000
Numerator for basic net income (loss)
per share and diluted net income           ------------------------
(loss) per share                           (5,628,000)   1,374,000
                                           ========================

Denominator:
Denominator for basic net income (loss)
per share-weighted average shares           9,984,192    9,756,682

Effect of dilutive securities:
Employee stock options                              0      942,231

Denominator for diluted net income        -------------------------
(loss) per share-weighted-average shares    9,984,192   10,698,913
                                         ==========================
Basic net income (loss) per share               (0.56)        0.14
                                         ==========================
Diluted net income (loss) per share             (0.56)        0.13
                                         ==========================

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.


OVERVIEW

CTC Communications Corp. (the "Company"), a Massachusetts corporation, is a rapidly growing integrated communications provider ("ICP") with 14 years of local telecommunications marketing, sales and service experience. The Company offers local, long distance, Internet access, Frame Relay and other data services on a single integrated bill. CTC currently serves small to medium-sized business customers in seven Northeastern states through its experienced 181-member direct sales force and 85 customer care representatives located in 20 branch offices throughout the region.

Prior to becoming an ICP in January 1998, the Company was the oldest and largest independent sales agent for Bell Atlantic Corp. ("Bell Atlantic"), selling local telecommunications services as an agent since 1984. The Company has also offered long distance and data services under its own brand name since 1994. As an agent, during the 1997 calendar year, the Company managed relationships with approximately 5,000 customers who purchased in excess of $200 million of annual local telecommunications services, representing an estimated 280,000 local access lines at year end. In late 1997, the Company became certified as a Competitive Local Exchange Carrier ("CLEC") in New York and the six New England states in order to embark upon its ICP strategy and take advantage of market opportunities created by deregulation. In December 1997, the Company terminated its agency agreement with Bell Atlantic and began ICP operations in January 1998. As an ICP, the Company is utilizing its well-developed infrastructure and the same relationship-centered sales approach that it employed as an agent without the limitations on potential customers, services and pricing that were imposed upon it as an agent.

Over the next three years, the Company plans to expand geographically and add network facilities. The Company intends to expand within its existing markets and into six additional states in the Boston-Washington, D.C. corridor, plans to open more than 20 new branch offices and hire more than 200 additional sales personnel.

Beginning in the first quarter of 1999, the Company intends to deploy a state-of-the-art, data centric, packet-switched Integrated Communications Network ("ICN"), initially in the Company's existing markets and in new markets as customer demand and concentrations warrant. The ICN will utilize long distance and data switches capable of handling ATM, IP, Ethernet and Frame Relay protocols interconnected by leased transmission facilities. The Company intends to continue to lease local dialtone capabilities until these services can be cost effectively integrated into a packet switched network architecture. The Company expects that the ICN will be able to take advantage of the growing customer demand for data transmission capabilities and the economic benefits that can be achieved by utilizing a combination of Company-owned facilities and leased network elements. Once deployed, the Company believes that the ICN will enable the Company to improve margins, enhance customer controls and broaden service offerings.

Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company's operations are subject to certain material risks, as set forth in Exhibit 99.1 to this Quarterly Report, and to certain other factors discussed further under "Liquidity and Capital Resources" in this Quarterly Report. The Company anticipates losses and negative cash flow in the near term, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses. To date, the Company's growth, including capital expenditures, has been funded primarily from revenues from operations.

Historically, the Company's network service revenues have consisted of commissions earned as an agent of Bell Atlantic and other RBOCs and since 1994, revenues from the resale of long distance, frame relay, Internet access and other communications services. For the fiscal year ended March 31, 1998, agency commissions accounted for approximately 60% of network service revenues with resale revenues accounting for 40% of such revenues. For the three months ended June 30, 1998, agency commissions accounted for approximately 3% of network service revenues with resale revenues accounting for 97% of such revenues. As a result of the transition to an ICP strategy in December 1997, agency commissions earned in the future will not be material.

The Company bills its customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

During the period that the Company is reselling the services of other telecommunications carriers prior to deploying its ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

The results for the quarter ended June 30, 1998 reflect the Company's decision to terminate its agency relationship with Bell Atlantic in December 1997 and commence operation as an ICP. As an agent, the Company recorded revenues which represented the fees and commissions earned by the Company for sales of products and services to business customers. As an ICP, the Company is initially purchasing local services from the Regional Bell Operating Companies (RBOCs) at a discount to the retail rate and is reselling these services on its own bill to customers. The Company also resells other services including long distance, Internet access, and various data services in order to provide a total integrated telecommunications solution to its customers. The Company plans to continue reselling telecommunications services until such time as the Company deploys its ICN and begins migrating customers onto its own network.

Total revenues for the first fiscal quarter were $12,836,000 as compared to $11,659,000 for the same period of the preceding Fiscal year, or an increase of 10%. The June quarter revenues also represented an increase of 104% over the March 1998 quarter revenues of $6,287,000, the initial quarter of the transition from agent to an ICP. One method of measuring performance is the addition of access line equivalents. During the quarter ended June 30, 1998, the Company sold 26,440 access line equivalents, for a total of 48,053 and provisioned 23,730 access line equivalents during the first fiscal quarter, for a six month total of 41,837.

Costs of telecommunications revenues for the quarter ended June 30, 1998 were $11,614,000, as compared to $2,443,000 for the same period of the preceding Fiscal year. Since almost all revenues for the period commencing January 1, 1998 have been recorded as an ICP, comparative numbers on a year to year basis are not relevant. As a percentage of telecommunication revenues, cost of telecommunications revenues was 90% for the first quarter of Fiscal 1999 as compared to 95% for fourth quarter of Fiscal 1998, the first quarter of the ICP transition. As they relate to resold services only, cost of telecommunication services were 93.5% and 97.6% respectively, for the three months ended June 30, 1998 and March 31, 1998. Although the Company experienced gross margin improvement on a sequential quarter basis, overall margins were adversely affected due to the fixed costs associated with the sale of local telecommunication services, lower long distance rates extended to customers in advance of anticipated decreases in the wholesale costs charged by the Company's long distance supplier, and increased costs associated with adding new customers and services. The Company believes that gross margins for the first quarter of Fiscal 1999 are not representative and expects gross margins to improve in future quarters as revenue volumes increase, revenue assurance programs are implemented and operating controls are strengthened.

Selling, general and administrative expenses increased 37% to $9,495,000 in the first quarter of Fiscal 1999 as compared to $6,935,000 for the same period of the preceding fiscal year. This increase was due primarily to the increased number of sales and service employees hired in connection with the Company's strategy shift to the ICP platform with the associated increases in salaries and benefits, recruiting, and training. In addition, the Company incurred additional administrative expenses associated with the opening of new branches and the expansion of some existing branch locations, as well as other costs associated with its transition to an ICP. The Company made significant capital expenditures in late Fiscal 1998 in its information systems, including the enhancement of its core system, deployment of laptop computers to all field sales personnel, and upgrading of the local area networks at all the branch offices. These investments resulted in a significantly increased depreciation expense in the first quarter of Fiscal 1999 versus the comparable quarter in Fiscal 1998. On a sequential quarter basis, selling, general and administrative expense actually decreased $627,000, or 7%, primarily due to a $1,200,000 charge in the fourth quarter of Fiscal 1998 that was accrued for estimated costs to be incurred in the collection of the past due receivable from Bell Atlantic.

For the quarter ended June 30, 1998 the Company reported a loss before taxes of $8,528,000, and recorded a tax benefit of $2,900,000, for a net loss of $5,628,000, or $0.56 per share. Due to the transition from agency status to an ICP platform, comparative numbers on a year to year basis have no relevance. On a sequential quarter basis, the Company experienced a doubling of revenues, improvements in gross margins, reductions in operating expenses, and a reduced net loss.

Liquidity and Capital Resources

Working capital at June 30, 1998 amounted to $17,088,000 as compared to $11,342,000 at March 31, 1998, an increase of 51%. Cash balances at June 30, 1998 totaled $5,376,000, an increase of $3,208,000 from March 31, 1998.

Historically, the Company funded its working capital and operating expenditures primarily from cash flow from operations. Primarily as a result of Bell Atlantic's failure to pay approximately $14.0 million in agency commissions (currently approximately $11.5 million) that the Company believes it is owed under its agency contract and the costs incurred following the transition to an ICP strategy, the Company has been required to raise additional capital. As of July 31, 1998, the Company had borrowed $7,955,000 under its existing Fleet Credit Facility. In April 1998, the Company completed a $12 million private placement of Series A Convertible Preferred Stock and Warrants. Although the Company has sued Bell Atlantic and believes the collection of the agency commissions is probable, there is no assurance that the Company will be successful in collecting those commissions. If the Company fails to collect any of the agency commissions due from Bell Atlantic or if collection becomes less than probable, the Company would be required to write off the amounts reflected in its financial statements that it is unable to collect or for which collection becomes less than probable. Delay in the collection or write-off of the agency commissions may adversely affect the Company.

The implementation of the Company's business plan to further penetrate its existing markets, deploy the Integrated Communications Network in its existing markets, expand its sales presence into six additional states in the Boston-Washington D.C. corridor and enhance the CTC Information System requires significant capital. The Company may require additional capital if it accelerates the rate of deployment of the ICN. Additional capital may also be required after that time to finance the deployment of the Company's ICN in new markets. An increase in the rate at which the Company deploys its network would accelerate its need for additional capital. The Company's actual capital requirements also may be materially affected by many factors, including the timing and actual cost of expansion into new markets, the extent of competition and pricing of telecommunications services in its markets, acceptance of the Company's services, technological change and potential acquisitions.


The Company has obtained a commitment for an interim credit facility (the "Interim Facility") from Fleet National Bank. The Interim Facility, which matures on June 30, 1999, would provide secured revolving loans of up to $20 million to refinance the Credit Facility, to fund capital expenditures and operating losses and for general corporate purposes. Borrowing for capital expenditures in excess of $1 million would be limited to the extent of collection of the Bell Atlantic agency commissions under dispute and by financial covenants. The Interim Facility, which is subject to certain conditions, extends to September 30, 1998. The Company also agreed to reduce availability under the Credit Facility to $9 million, and the lender has extended its waiver of existing covenant defaults through September 30, 1998. The Company paid fees in connection with obtaining this commitment and waiver of $500,000 and an additional fee of $300,000 would be payable if the Company draws on the Interim Facility. If the Interim Facility is outstanding at various dates from October 31, 1998 through June 30, 1999, the Company has agreed to issue to the lender warrants to purchase in the aggregate up to 5% of the Company's outstanding Common Stock on a fully diluted basis at exercise prices equal to the market value on the respective dates of issuance.

To satisfy a condition of the Interim Facility, the Company has obtained a commitment from Spectrum Equity Investors II L.P. ("Spectrum") which provides that if at any time prior to June 30, 1999, Spectrum will upon the request of the Company, purchase an additional $5 million in Preferred Stock, which would have the same terms as the Series A Convertible Preferred Stock (the "Interim Spectrum Financing"). In consideration of this commitment, the Company has agreed to issue to Spectrum five-year warrants to purchase 55,555 shares of Common Stock, exercisable at $9 per share.

To meet its projected capital requirements, on August 5, 1998, the Company obtained a commitment from Goldman Sachs Credit Partners, L.P. ("Goldman Sachs") and Fleet National Bank (collectively, the "Lenders") under the terms of which the Lenders will provide a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million (the "New Credit Facility"). The loans will bear interest at 1.75% over the prime rate and will be secured by a first priority perfected security interest on all of the Company's assets provided, however, that the Company will have the ability to exclude assets acquired through vendor financing. Under the terms of the commitment, the Company is obligated to issue five-year warrants to the Lenders to purchase, at $6.75 per share, Common Stock of the Company representing 7.5% of the Company's fully-diluted equity. The Lenders will receive registration rights covering the future sale of the Common Stock issuable upon exercise of the warrants. The Company has also agreed to give Goldman Sachs the right to nominate a Goldman Sachs designee to the Company's Board of Directors.

The financing, which is subject to the execution of loan documents and other customary conditions, is scheduled to close on or before August 31, 1998. From the proceeds of the loan, the Company intends to repay the existing Fleet Credit Facility of approximately $8 million and utilize the balance for general working capital purposes including the funding of the Company's expansion and the deployment of the Company's Integrated Communications Network. It is the Company's intention, upon the closing of the New Credit Facility, not to draw down any funds from the Interim Credit Facility.

The Company believes that the proceeds from the New Credit Facility will be sufficient to fund its current business plan for at least 18 months. There can be no assurance that the loan agreement covering the New Credit Facility will be finalized.

Part II

Item 1.  Legal Proceedings

The information required under this item with respect to the actions entitled (1) "CTC Communications Corp. v. Bell Atlantic Corporation," U.S. District Court for the District of Maine, Civil Action No. 97-CV-395-P-H and (2) "Bell Atlantic Corporation v. CTC Communications Corp. and Computer Telephone Company," U.S. District Court for the Southern District of New York, Case No. 98 CIV 0048, has been previously reported (as defined in Rule 12b-2) in the registrant's Current Reports on Form 8-K dated February 3, 1998 and August 4, 1998 and in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic for breaches of the contract, including the failure of Bell Atlantic's retail division to pay $14 million in agency commissions (now approximately $11.5 million) owed to the Company. The Company also asserted violations by Bell Atlantic of antitrust laws and the Telecommunications Act. Bell Atlantic filed counterclaims asserting that the Company breached a provision of the agency contract prohibiting the Company from selling non-Bell Atlantic local services to certain agency customers for a one-year period following termination of the contract. Based on that provision, Bell Atlantic obtained a temporary restraining order ("TRO") that prohibits the Company from marketing certain local telecommunications services to any Bell Atlantic customer for whom the Company was responsible for account management, or to whom the Company sold Bell Atlantic services, during 1997. On July 31, 1998, Judge Gene Carter of the United States District Court of Portland, Maine ordered the dissolution of the TRO against the Company and denied Bell Atlantic's motion for a permanent injunction. The court ruled that the Company has an absolute right to solicit the customers they had serviced while a Bell Atlantic Agent. The Company purchases Bell Atlantic telecommunications services local products for resale and believes that the lawsuit has not affected the Company's good relations with the Bell Atlantic wholesale division. Moreover, Bell Atlantic is prohibited by applicable federal law from discriminating against the Company in the provision of wholesale services. See "Risk Factors-Potential Impact of the Bell Atlantic Litigation" and Note 3 to the Company's Unaudited Financial Statements contained herein.

The Company is otherwise party to suits arising in the normal course of business which management believes are either individually or in the aggregate not material.

Item 2.  Changes in Securities

(c) During the quarter ended June 30, 1998, the Company issued a total of 7,837 shares of common stock for an aggregate consideration of $9,337 pursuant to the exercise of employee incentive stock options by three employees of the registrant. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to the registrant's transfer agent. All recipients had adequate access to information regarding the registrant.

On April 10, 1998, the Company issued for investment to Spectrum Equity Investors II, L.P. ("Spectrum") and certain other private investors (together with Spectrum, the "Investors") an aggregate of 666,666 shares of Series A Convertible Preferred Stock (the "Preferred Shares") for $12 million, pursuant to the terms and conditions of a Securities Purchase Agreement of even date among the Registrant and the Investors. The Company also issued for investment to the Investors five-year warrants to purchase an aggregate of 133,333 shares of its Common Stock at an exercise price of $9.00 per share. Spectrum purchased 98.63% of the Preferred Shares and warrants in the private placement. Reference is made to the Company's Current Report on Form 8-K and exhibits thereto dated and filed on May 15, 1998 for a complete description of the transaction.

On July 16, 1998, the Company issued to Spectrum five-year warrants to purchase up to 55,555 shares of Common Stock at a purchase price of $9.00 per share in consideration for the commitment by Spectrum that, at any time prior to June 30, 1999, Spectrum will, upon the Company's request, purchase an additional $5 million of Preferred Stock containing the same terms and conditions as the Series A Convertible Preferred Stock. The Spectrum commitment was made in conjunction with a $20 million Interim Financing Commitment issued by Fleet National Bank to satisfy the Company's short-term liquidity requirements of the bank.

Item 6 - Exhibits and Reports on Form 8-K


(a) The following exhibits are included herein:
3.1  Restated Articles of Organization, as amended(6)
3.2  Amended and Restated By-Laws of Registrant(6)
4.1  Form of Common Stock Certificate(5)
9.1 Voting Agreement dated April 10, 1998 among Robert Fabbricatore and certain of his affiliates and Spectrum(7)
10.1  1996 Stock Option Plan(3)
10.2  1993 Stock Option Plan(5)
10.3  Employee Stock Purchase Plan(4)
10.4  Lease for premises at 360 Second Ave., Waltham MA(5)
10.5  Sublease for premises at 360 Second Ave., Waltham MA(5)
10.6  Lease for premises at 110 Hartwell Ave., Lexington MA(5)
10.7  Lease for premises at 120 Broadway, New York, NY(5)
10.8  Agreement dated February 1, 1996 between NYNEX and
      the Company(5)
10.9  Agreement dated May 1, 1997 between Pacific Bell
      and the Company (5)
10.10  Agreement dated January 1, 1996 between SNET America,Inc.
       and the Company(5)
10.11 Agreement dated June 23, 1995 between IXC Long Distance Inc. and the Company, as amended(5)
10.12 Agreement dated August 19, 1996 between Innovative Telecom Corp. and the Company(5)
10.13 Agreement dated October 20, 1994 between Frontier Communications International, Inc. and the Company,
       as amended(5)
10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and the Company(5)
10.15 Employment Agreement between the Company and Steven Jones dated February 27, 1998(7)
10.16 Securities Purchase Agreement dated April 10, 1998 among the Company and the Purchasers named therein(6)
10.17 Registration Rights Agreement dated April 10, 1998 among the Company and the Holders named therein(6)
10.18  Form of Warrant dated April 10, 1998(6)
27     Financial Data Schedule(8)
99.1   Risk Factors(8)

(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-18 (Reg. No. 2-96419-B)
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-17613)
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337)
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 1997.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 15, 1998 filed with the Commission on May 15, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended
March 31, 1998.
(8) Filed herewith.

(b) Reports on Form 8-K

On May 15, 1998, the Registrant filed a report on Form 8-K disclosing under Item 5 that (i) it had issued for investment 666,666 shares of Series A Convertible Preferred Stock for $12 million and had issued warrants to the investors in connection with the transaction, (ii) its Bylaws had been Amended and Restated and
(iii) a Certificate of Designation for the Series A Convertible Preferred Stock had been filed.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                  CTC COMMUNICATIONS CORP.


Date: August 14, 1998               /S/  ROBERT FABBRICATORE
                                    ----------------------------
                                         Robert Fabbricatore
                                         Chairman and CEO


Date: August 14, 1998               /S/  STEVEN JONES
                                   -----------------------------
                                         Steven Jones
                                         Executive Vice President,
                                         and Chief Financial Officer