Form 10-Q
period 1998-09-30
CTC COMMUNICATIONS CORP
filed 1998-11-13
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 1998.

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

As of November 9, 1998, 10,275,299 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                         PAGE NO.

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of September 30 and March 31, 1998           3

                        Condensed Statements of Operations
                        Three Months Ended September 30, 1998 and 1997  4

                        Condensed Statements of Operations
                        Six Months Ended September 30, 1998 and 1997    5

                        Condensed Statements of Cash Flows
                        Six Months Ended September 30, 1998 and 1997    6

                        Notes to Condensed Financial Statements         7-11

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   12-19

            Item 3.     Quantitative and Qualitative                    Inapplicable
                        Disclosures About Market Risk

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               20

            Item 2.     Changes in Securities                           21

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                 22-23


In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the successful implementation of the Company's business plan, availability of additional financing if required, the ability to improve operational, financial and management information systems, future profitability, the timing and success of the expansion and deployment of facilities, future operations and availability of capital and other future plans, events and performance and other statements located elsewhere herein. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those outlined in Exhibit 99.1 filed with this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                              September 30,        March 31,
                                                 1998                1998
                                            ---------------     ---------------
ASSETS
Current assets:
Cash and cash equivalents                    $  2,167,474        $  2,167,930
Accounts receivable, net                       25,538,298          17,288,183
Prepaid expenses and other current assets       5,073,783           3,029,069
                                             -------------       -------------
     Total Current Assets                      32,779,555          22,485,182

Furniture, Fixtures and Equipment              19,242,013          13,376,970
  Less accumulated depreciation                (8,447,683)         (6,837,683)
                                             -------------       -------------
     Total Equipment                           10,794,330           6,539,287

Deferred income taxes                           1,834,000           1,834,000
Other assets                                    4,198,786             108,885
                                             -------------       -------------
     Total Assets                            $ 49,606,671        $ 30,967,354
                                             =============       =============
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses        $ 18,736,601        $  8,958,476
Accrued salaries and related taxes              2,166,186             756,159
Current portion of obligations under
   capital leases                                 249,661             231,796
Current portion of note payable to bank                 0           1,196,400
                                             -------------       -------------
     Total Current Liabilities                 21,152,448          11,142,831

Obligations under capital leases,
   net of current portion                       1,013,568           1,114,277
Note payable to bank, net of current portion   21,100,000           7,130,671

Series A redeemable convertible
  preferred stock                              12,260,165                   0

Stockholders' equity (deficit):
Common Stock                                      100,101              99,806
Additional paid in capital                      6,905,946           5,245,704
Deferred compensation                            (265,410)           (318,410)
Retained earnings (deficit)                   (12,524,322)          6,688,300
                                             -------------       -------------
                                               (5,783,685)         11,715,400
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity (Deficit)      (5,919,910)         11,579,575
                                             -------------       -------------
     Total Liabilities and
      Stockholders' Equity (Deficit)         $ 49,606,671        $ 30,967,354
                                             =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                       September 30,       September 30,
                                                           1998                 1997
                                                       -------------       -------------
Telecommunications revenues                            $ 14,516,189        $  3,488,684
Commission revenues                                               0           8,356,413
                                                       -------------       -------------
Total revenues                                           14,516,189          11,845,097

Costs and expenses
   Cost of telecommunications revenues                   12,383,432           2,712,249
   Selling, general and administrative expenses          13,001,503           7,053,701
                                                       -------------       -------------
                                                         25,384,935           9,765,950
                                                       -------------       -------------
Income (loss) from operations                           (10,868,746)          2,079,147

Other
   Interest income                                           38,437              39,352
   Interest expense                                        (983,466)             (5,772)
   Other                                                      3,149               1,273
                                                       -------------       -------------
                                                           (941,880)             34,853
                                                       -------------       -------------
Income (loss) before income taxes                       (11,810,626)          2,114,000

Provision (benefit) for income taxes                       (827,000)            870,000
                                                       -------------       -------------
Net income (loss)                                      $(10,983,626)       $  1,244,000
                                                       =============       =============
Net income (loss) per share available
to common stockholders

   Basic                                               $      (1.13)       $       0.13
                                                       =============       =============
   Diluted                                             $      (1.13)       $       0.12
                                                       =============       =============
Shares used in computing net income (loss) per
share available to common stockholders

   Basic                                                 10,002,370           9,894,195
                                                       =============       =============
   Diluted                                               10,002,370          10,694,319
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF OPERATIONS

                                                              Six Months Ended
                                                       September 30,       September 30,
                                                           1998                 1997
                                                       -------------       -------------
Telecommunications revenues                            $ 27,351,874        $  6,542,785
Commission revenues                                               0          16,961,264
                                                       -------------       -------------
Total revenues                                           27,351,874          23,504,049

Costs and expenses
   Cost of telecommunications revenues                   23,996,900           5,156,085
   Selling, general and administrative expenses          22,496,457          13,987,801
                                                       -------------       -------------
                                                         46,493,357          19,143,886
                                                       -------------       -------------
Income (loss) from operations                           (19,141,483)          4,360,163

Other
   Interest income                                          170,832              96,938
   Interest expense                                      (1,400,976)            (10,227)
   Other                                                     33,001               5,127
                                                       -------------       -------------
                                                         (1,197,143)             91,838
                                                       -------------       -------------
Income (loss) before income taxes                       (20,338,626)          4,452,001

Provision (benefit) for income taxes                     (1,424,000)          1,834,000
                                                       -------------       -------------
Net income (loss)                                      $(18,914,626)       $  2,618,001
                                                       =============       =============
Net income (loss) per share available
to common stockholders

   Basic                                               $      (1.92)       $       0.27
                                                       =============       =============
   Diluted                                             $      (1.92)       $       0.24
                                                       =============       =============
Shares used in computing net income (loss) per
share available to common stockholders

   Basic                                                  9,993,281          9,825,439
                                                       =============       =============
   Diluted                                                9,993,281         10,696,616
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                       September 30,      September 30,
                                                           1998               1997
                                                       -------------     ---------------
OPERATING ACTIVITIES
Net cash used in operating activities                   (18,776,472)           (599,047)

INVESTING ACTIVITIES

Additions to equipment                                   (5,865,043)         (1,478,700)
                                                        -------------       -------------
Net cash used in investing activities                    (5,865,043)         (1,478,700)

FINANCING ACTIVITIES

Net proceeds from issuance of
  redeemable preferred stock                             11,862,113                   0
Proceeds from the issuance of common stock                   88,861              44,671
Net borrowings/(repayment) of
  obligations under capital leases                          (82,844)                  0
Net borrowings/(repayment) of
  note payable to bank                                   12,772,929                   0
                                                        -------------       -------------
Net cash provided by financing activities                24,641,059              44,671
                                                        -------------       -------------

(Decrease) in cash                                             (456)         (2,033,076)
Cash at beginning of period                               2,167,930           6,405,670
                                                        -------------       -------------
Cash and cash equivalents at end of period             $  2,167,474        $  4,372,594
                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


NOTE 2:  COMMITMENTS AND CONTINGENCIES

Federal Court Action

In December 1997, the Company filed a Complaint and Jury Trial Demand ("Complaint")against Bell Atlantic Corporation ("Bell Atlantic") in the United States District Court for the District of Maine (Civil Action No. 97-CV-395-P-H) alleging breach by Bell Atlantic (as successor to the NYNEX Company) of the Agreement for Sale of Services and Account Management effective as of February 1, 1996 between NYNEX and the Company (the "Agency Agreement") by reason of failure to pay approximately $14.0 million in commission payments due and owing under the Agency Agreement among other breaches. Subsequent to filing the suit, Bell Atlantic paid the Company approximately $2.5 million in reduction of the amount due to the Company. The Complaint also seeks monetary damages, and certain injunctive relief, for alleged unlawful competition, illegal tying arrangements in violation of the Sherman Antitrust Act and violation of Section 251 of the Telecommunications Act of 1996 by Bell Atlantic.

In January 1998, Bell Atlantic instituted an action against the Company in the U.S. District Court for the Southern District of New York (98 CIV 0048) denying that it had breached its obligations under the Agency Agreement and requesting an order compelling the Company to arbitrate its dispute with Bell Atlantic and enjoining the Company from proceeding with the above-described litigation in the Maine federal court. Bell Atlantic's complaint also sought an injunction to prevent the Company from continuing to engage in certain activities allegedly in violation of its post termination non-competition, trademark usage and confidentiality obligations under the Agency Agreement. Subsequent to initiating the action, Bell Atlantic filed a motion for a temporary restraining order and preliminary injunction and an order compelling arbitration of the entire dispute.

The Company filed an answer denying the material allegations of the Bell Atlantic complaint. It believes that it has meritorious defenses to the Bell Atlantic action and will vigorously defend the action.

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

On July 2, 1998, the United States Court of Appeals for the Second Circuit denied Bell Atlantic's appeal to compel arbitration of the Company's claims against Bell Atlantic. The denial of Bell Atlantic's appeal eliminates any obstacle to permitting the Company's lawsuit in the United States District Court in Maine to proceed against Bell Atlantic. The Company believes that the trial will commence in February or March 1999.

On July 31, 1998, Judge Gene Carter of the United States District Court in Portland, Maine, ordered the dissolution of the temporary restraining order against the Company and denied Bell Atlantic's motion for a permanent injunction. The court ruled that the Company has an absolute right to solicit the customers they had serviced while a Bell Atlantic agent.

State Regulatory Proceedings

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

On July 2, 1998, the Massachusetts Department of Telecommunications and Energy ruled that it is illegal for Bell Atlantic to impose contract termination fees on its customers who choose a competitive Bell Atlantic reseller as their local provider. Bell Atlantic has appealed the decision on procedural grounds. The Company anticipates that the DTE will issue a final order on appeal prior to the end of 1998.

On September 14, 1998, the State of New York Public Service Commission, and on October 7, 1998, the New Hampshire Public Utilities Commission, also ruled in favor of the Company and ordered Bell Atlantic to eliminate the customer termination fees.

Hearings have been held in both Vermont and Maine seeking to reverse Bell Atlantic's policy of imposing contract termination fees on its customers who choose a competitive Bell Atlantic reseller as their local provider. To date, no decisions have been rendered.

The Company has also filed a petition for repeal of the Bell
Atlantic customer termination fee requirement in the State of Rhode Island.


The Company is also a party to suits arising in the normal course of business which either individually or in the aggregate are not material.

NOTE 3. PREFERRED STOCK

On April 10, 1998, the Company issued for investment to Spectrum Equity Investors II, L.P. ("Spectrum") and certain other private investors (together with Spectrum, the "Investors") an aggregate of 666,666 shares of Series A Convertible Preferred Stock (the "Preferred Shares") for $12 million, pursuant to the terms and conditions of a Securities Purchase Agreement among the Company and the Investors.
The Company also issued for investment to the Investors five-year warrants to purchase an aggregate of 133,333 shares of its Common Stock at an exercise price of $9.00 per share. Spectrum purchased 98.63% of the Preferred Shares and warrants in the private placement.
 On the date of issuance, the Preferred Shares were convertible into 1,333,333 shares of the Company's Common Stock at $9.00 per share, which conversion ratio is subject to certain adjustments. Reference is made to the Company's Report on Form 8-K and exhibits thereto dated and filed on May 15, 1998 for a complete description of the transaction.

NOTE 4. TRANSACTIONS SUBSEQUENT TO SEPTEMBER 30, 1998

On November 2, 1998, the Company obtained three-year vendor financing facility for up to $25 million with Cisco Capital Corp. Under the terms of the agreement, the Company has agreed to a three year, $25 million volume purchase commitment of Cisco Systems equipment and services and Cisco Capital Corp has agreed to advance funds as these purchases occur. In addition, a portion of the Cisco facility can be utilized for working capital costs associated with the integration and operation of Cisco Systems solutions and related peripherals.

Pursuant to the terms of the Cisco Vendor Financing Agreement dated as of October 14, 1998, the Company has agreed to give the Lender a senior security interest in all Cisco products purchased with the proceeds of the first $15 million advanced under the Credit Facility and a subordinate security interest in all other assets of the Company. Under the terms of the Credit Facility, the Company is required to pay interest on funds advanced under the facility at an annual rate of 12.5%. In addition, the Company is required to pay a commitment fee of .50% per annum on any unused amounts under the facility as well as a monthly line fee of $15,000 per month.
Reference is made to the Company's Current Report on Form 8-K and the agreement filed as an exhibit thereto filed on October 14, 1998 for a complete description of the transaction.

NOTE 5  GOLDMAN SACHS/FLEET FINANCING
On September 1, 1998, the Company as Borrower, entered into a Loan and Security Agreement ("Loan and Security Agreement") with Goldman Sachs Credit Partners L.P. and Fleet National Bank as Lenders. Under the terms of the Loan and Security Agreement, the Lenders have provided a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million (the "Credit Facility"). Advances under the facility bear interest at 1.75% over the prime rate and are secured by a first priority perfected security interest on all of the Company's assets, provided, however, that the Company has the ability to exclude assets acquired through purchase money financing. In addition, the Company is required to pay a commitment fee of 0.5% per annum on any unused amounts under the facility as well as a monthly line fee of $150,000 per month. The Company may borrow $15 million unconditionally and $60 million based on trailing 120 days accounts receivable collections (reducing to the trailing 90 days of collections by March 31, 2000). The Company paid a one-time up front fee of $2,531,250, representing 3 3/8% of the facility. In the event that the Company wishes to prepay the loan, the agreement provides for a prepayment penalty of 2% during the first 18 months of the term of the loan. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at a purchase price of $6.75 per share were issued to the Lenders in connection with the transaction. The Company has valued the Warrants at $1.3 million which is being amortized and included in interest expense over the three-year term of the Loan and Security Agreement. As of October 31, 1998, the Company had borrowed $24,500,000 under the Credit Facility.

NOTE 6.  NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended          Six Months Ended
                                                September 30,             September 30
                                             1998         1997          1998           1997
                                          -------------------------   --------------------------
Numerator:
Net income (loss)                         (10,983,626)   1,244,000    (18,914,626)    2,618,001
Accretion to redemption value on
  redeemable preferred stock                 (270,000)           0       (270,000)            0
Numerator for basic net income (loss)
per share and diluted net income           ------------------------   --------------------------
(loss) per share                          (11,253,626)   1,244,000    (19,184,626)    2,618,001
                                           ========================   ==========================

Denominator:
Denominator for basic net income (loss)
per share-weighted average shares          10,002,370    9,894,195      9,993,281     9,825,439

Effect of dilutive securities:
Employee stock options                              0      800,124              0       871,177

Denominator for diluted net income        -------------------------   --------------------------
(loss) per share-weighted-average shares   10,002,370   10,694,319      9,993,281    10,696,616
                                         ==========================   ==========================
Basic net income (loss) per share               (1.13)        0.13          (1.92)         0.27
                                         ==========================   ==========================
Diluted net income (loss) per share             (1.13)        0.12          (1.92)         0.24
                                         ==========================   ==========================


NOTE 7  INCOME TAXES
The provision (benefit) for income taxes is less than the statutory rate based upon management's assessment of the realizability of net operating losses. The benefit is recognized ratably during the year based on the relationship of amounts recoverable and management's estimate of the total loss for the fiscal year ending March 31, 1999. The effective rate of the benefit may vary with changes in management's estimates.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.


OVERVIEW

CTC Communications Corp. (the "Company"), a Massachusetts corporation, is a rapidly growing integrated communications provider ("ICP") with 14 years of local telecommunications marketing, sales and service experience. The Company offers local, long distance, Internet access, Frame Relay and other data services on a single integrated bill. CTC currently serves small to medium-sized business customers in seven Northeastern states through its experienced 197-member direct sales force and 85 customer care representatives located in 25 branch offices throughout the region.

Prior to becoming an ICP in January 1998, the Company was the oldest and largest independent sales agent for Bell Atlantic Corp. ("Bell Atlantic"), selling local telecommunications services as an agent since 1984. The Company has also offered long distance and data services under its own brand name since 1994. As an agent, during the 1997 calendar year, the Company managed relationships with approximately 5,600 franchise customers who purchased approximately $200 million of annual local telecommunications services, representing an estimated 280,000 local access lines at year end.
In late 1997, the Company became certified as a Competitive Local Exchange Carrier ("CLEC") in New York and the six New England states in order to embark upon its ICP strategy and take advantage of market opportunities created by deregulation. In December 1997, the Company terminated its agency agreement with Bell Atlantic and began ICP operations in January 1998. As an ICP, the Company is utilizing its well-developed infrastructure and the same relationship-centered sales approach that it employed as an agent without the limitations on potential customers, services and pricing that were imposed upon it as an agent.

Over the next three years, the Company plans to expand within its existing markets and into six additional states in the Boston-
Washington, D.C. corridor and add network facilities.

Beginning in the first calendar quarter of 1999, the Company intends to deploy a state-of-the-art, data centric, packet-switched Integrated Communications Network ("ICN"). Installation initially will take place in the Company's existing markets and in new markets as customer demand and concentrations warrant. The ICN when completed will consist of an advanced Asynchronous Transfer Mode
(ATM)-based network, using Cisco Systems, Inc. BPX(r) 8600 series and MGX(tm) 8800 series IP+ATM wide-area switches, that will deliver enhanced access services such as traditional dedicated services, frame relay, IP, video, and circuit emulation transport services. Cisco's solutions should enable CTC to deliver all of these services and voice services across a single multiservice dedicated connection that should lower customers' telecommunications costs.

The ICN will be interconnected by leased transmission and access facilities. Initially, the Company will offer dedicated long distance and data services over the ICN. The Company intends to continue to lease local dialtone capabilities until these services can be cost effectively integrated into a packet switched network architecture. The Company expects that the ICN will be able to take advantage of the growing customer demand for dedicated long distance and data transmission capabilities and the economic benefits that can be achieved by utilizing a combination of Company-owned switching facilities and leased network elements. Once deployed, the Company believes that the ICN will enable the Company to improve margins, enhance customer control and broaden service offerings. Prior to deploying the ICN, the Company is building its base of installed access lines through reselling the network services of other Telecommunications carriers.

Although management believes that its current strategy will have a positive effect on the Company's results of operations over the long-term, through an increase in its customer base and product offerings, this strategy is expected to have a negative effect on the Company's results of operations over the short-term. The Company's operations are subject to certain material risks, as set forth in Exhibit 99.1 to this Quarterly Report, and to certain other factors discussed further in this Quarterly Report under "Liquidity and Capital Resources." The Company anticipates losses and negative cash flow in the near term, attributable in part to significant investments in operating, sales, marketing, management information systems and general and administrative expenses as well as investments in the ICN.

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

During the period in which the Company resells the services of other telecommunications carriers prior to deploying its ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans.

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

The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company intends, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. Since implementing its ICP strategy, the Company has expanded its staff to include three additional senior executives and over 85 additional employees. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30,
1998 AS COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30,
1997.

The results for the quarter ended September 30, 1998 reflect the Company's operations as an Integrated Communications Provider ("ICP"). In its capacity as an independent agent for the Regional Bell Operating Companies (RBOCs), the Company recorded revenues which represented the fees and commissions earned by the Company for sales of products and services to business customers. As an ICP, the Company purchases local services from the RBOCs at a discount to the retail rate, and resells and bills these services to business customers. The Company also resells other services including long distance, Internet access, and various data services in order to provide a total integrated telecommunications solution to its customers. The Company will continue reselling telecommunications services until the deployment of its Integrated Communications Network ("ICN") and begins migrating customers onto its own network.

Total revenues for the second fiscal quarter were $14,516,000, as compared to $11,845,000 for the same period of the preceding Fiscal year, or an increase of 23%. Total revenues for the six months ended September 30, 1998 were $27,352,000, as compared to $23,504,000, or an increase of 16%. The September quarter revenues also represented an increase of 13% over the June 1998 quarter revenues of $12,836,000. Revenues for local, Internet access and data services increased a combined 63% on a sequential quarter basis due primarily to the addition of new customer relationships. Long distance revenue experienced a 24% decrease on a sequential quarter basis as a result of the Company's strategic decision to stop offering long distance to outbound call center customers. These customers tend to be high volume, low margin businesses where the relationship is short-term. It is the Company's policy to focus on long-term relationships with customers that purchase the full complement of services.

A common basis for measurement of an ICP's progress is the growth in access line equivalents. During the quarter ended September 30, 1998, the Company sold 33,183 access line equivalents and provisioned 25,553, bringing the total lines in service to 64,394 for the Company's first nine months as an ICP. New lines sold represented a 26% sequential increase over lines sold during the quarter ended June 30, 1998.

Costs of telecommunications revenues for the quarter ended September 30, 1998 were $12,383,000, as compared to $2,712,000 for the same period of the preceding Fiscal year. For the six months ended September 30, 1998 costs of telecommunications revenues were $23,997,000, as compared to $5,156,000 for the same period of the preceding Fiscal year. Since substantially all revenues since January 1, 1998 have resulted from operations as ICP, comparative numbers on a year to year basis are not relevant. As a percentage of telecommunications revenues, cost of telecommunications revenues was 85% for the second quarter of Fiscal 1999, as compared to 90% for the first quarter of Fiscal 1999 and 95% for fourth quarter of Fiscal 1998, the first quarter of transition from agency status to ICP status. The gross margin improvement over the first nine months as an ICP is primarily attributable to the implementation of the lower long distance wholesale costs previously renegotiated with the Company's principal long distance supplier, significant improvements made in local service gross margins, and the elimination of the lower margin call center business from long distance gross margins.

For the quarter ended September 30, 1998, Selling, general and administrative expenses (SG & A) increased 84% to $13,001,000 from
 $7,054,000 for the same period of the preceding fiscal year. For the six months ended September 30 1998, SG & A expenses were $22,496,000, as compared to $13,988,000, or an increase of 61%.
These increases were due primarily to the opening of five new branch sales offices during the six months ended September 30, 1998 and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of September 30, 1998, CTC employed 392 people including 197 Account Executives and 85 Network Coordinators in 25 branch locations throughout New England and New York. In addition, SG & A expenses increased due to operating expenses associated with the network build out, as well as an additional $500,000 of increased depreciation expense in the second fiscal quarter associated with the investments in the Integrated Communications Network. The final component of the increase is related to legal and regulatory activities. Legal expenses in prosecuting both the anti-trust action against Bell Atlantic now pending in the federal courts and the state regulatory proceedings instituted in each of the New England States against Bell Atlantic for discriminatory practices regarding the Bell Atlantic policy of imposing contract termination fees on its customers as well as the regulatory expenses incurred in obtaining certification as a reseller in additional states, were $1,913,000 and $2,632,000 respectively, for the three and six months ended September 30, 1998.

For the quarter ended September 30, 1998 the Company reported a loss before taxes of $11,811,000. For the quarter ended June 30, 1998 the Company reported a net loss before taxes of $8,528,000, and recorded a tax benefit of $2,900,000, for a net loss of $5,628,000, or $0.56 per share. Initially, the Company recognized the benefit of the tax loss carry-back at the Federal tax rate of 34%. The Company has determined that the benefit should be applied ratably as a percentage of the Company's estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate of the benefit may vary with changes in management's estimates. While applying the tax benefit ratably over each of the four quarters will not change the year end result, an adjustment was made for the first quarter reducing the tax benefit to $597,000 compared to the previously recorded tax benefit of $2,900,000. Based on the foregoing, the net loss for the first quarter will increase from the previously reported $5,628,000, or $0.56 per share, to $7,931,000, or $0.79 per share. An Amendment to the Form 10-Q for the quarter ended June 30, 1998 is being filed to reflect this change.

Liquidity and Capital Resources

Working capital at September 30, 1998 amounted to $11,627,000 as compared to $11,342,000 at March 31, 1998, an increase of 3%. Cash balances at September 30, 1998 and March 31, 1998 totaled approximately $2,167,000.

Historically, the Company funded its working capital and operating expenditures primarily from cash flow from operations. As a result of Bell Atlantic's failure to pay approximately $14 million in agency commissions (currently approximately $11.5 million) that the Company believes it is owed under its agency contract, the losses incurred following transition to an ICP strategy, and the investment required to implement the Integrated Communications Network, the Company has been required to raise additional capital. Although the Company has sued Bell Atlantic and believes the collection of the agency commissions is probable, there is no assurance that the Company will be successful in its collection efforts were that such collections will not be delayed. If the Company fails to collect any of the agency commissions or if their collection becomes less than probable, the Company would be required to write off the uncollected amounts reflected in its financial statements or amounts for which collection becomes less than probable. Delay in the collection or write-off of agency commissions may adversely affect the Company.

In April 1998, the Company completed a $12 million private placement of Series A Convertible Preferred Stock and Warrants to Spectrum
Equity Investors II, L.P.

On September 1, 1998, the Company as Borrower, entered into a Loan and Security Agreement ("Loan and Security Agreement") with Goldman Sachs Credit Partners L.P. and Fleet National Bank as Lenders.
Under the terms of the Loan and Security Agreement, the Lenders have provided a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million (the "Credit Facility"). Advances under the facility bear interest at 1.75% over the prime rate and are secured by a first priority perfected security interest on all of the Company's assets, provided, however, that the Company has the ability to exclude assets acquired through purchase money financing. In addition, the Company is required to pay a commitment fee of 0.5% per annum on any unused amounts under the facility as well as a monthly line fee of $150,000 per month. The Company may borrow $15 million unconditionally and $60 million based on trailing 120 days accounts receivable collections (reducing to the trailing 90 days of collections by March 31, 2000). The Company paid a one-time up front fee of $2,531,250, representing 3 3/8% of the facility. In the event that the Company wishes to prepay the loan, the agreement provides for a prepayment penalty of 2% during the first 18 months of the term of the loan. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at an purchase price of $6.75 per share were issued to the Lenders in connection with the transaction. The Company has valued the Warrants at $1.3 million which is being amortized and included in interest expense over the three-year term of the Loan and Security Agreement. As of October 31, 1998, the Company had borrowed $24,500,000 under the Credit Facility.

On November 2, 1998, the Company obtained three-year vendor financing facility for up to $25 million from Cisco Capital Corp. Under the terms of the agreement, the Company has agreed to a three year, $25 million volume purchase commitment of Cisco Systems equipment and services and Cisco Capital Corp has agreed to advance funds as these purchases occur. In addition, a portion of the Cisco facility can be utilized for working capital costs associated with the integration and operation of Cisco Systems solutions and related peripherals.

Pursuant to the terms of the Cisco Vendor Financing Agreement dated as of October 14, 1998, the Company has agreed to give the Lender a senior security interest in all Cisco products purchased with the proceeds of the first $15 million advanced under the facility and a subordinate security interest in all other assets of the Company. Under the terms of the Cisco facility, the Company is required to pay interest on funds advanced under the facility at an annual rate of 12.5%. In addition, the Company is required to pay a commitment fee of .50% per annum on any unused amounts under the facility as well as a monthly line fee of $15,000 per month. The Company paid a closing fee of 1% of the total credit facility.

The Company expects to utilize the proceeds of the Cisco financing to deploy the first phase of its data-centric Integrated
Communications Network in 22 network hub and node sites within the New York and New England regions.

The implementation of the Company's current business plan to further penetrate its existing markets, deploy the ICN in its existing markets and enhance and expand the CTC information systems will require significant capital. The Company may require additional capital if it experiences demand for its products and services in excess of that which is currently planned, accelerates the rate of expansion of its sales presence from that which is currently anticipated or accelerates the deployment of the ICN in its existing markets. Additional capital will be required to expand the Company's sales presence into the New York-Washington D.C. corridor and deploy its ICN into this region or any other new markets. The Company also expects to seek additional lease financing to fund the acquisition of equipment and software related to the enhancements and expansion of the CTC information systems and the deployment of its network operating centers. The Company's actual capital requirements also may be materially affected by many factors, including the timing and actual cost of expansion into new markets, the extent of competition and pricing of telecommunications services in its markets, acceptance of the Company's services, technological change and potential acquisitions.

While the Company believes that under its current business plan the proceeds from the Goldman Sachs/Fleet credit facility combined with the Cisco facility and other anticipated lease financing will be sufficient to fund operations at least through December 1999, several factors could influence the timing of the Company's need for additional capital. These factors include, but are not limited to:
(a) the need to finance larger amounts of working capital if the Company experiences demand for its services in excess of that which is planned, (b) the Company expands its sales presence faster than currently anticipated, (c) the enhancements and expansion of the CTC information systems turn out to be more capital intensive than originally planned, or (d) the Company fails to collect or is delayed in collecting the approximately $11.5 million which it believes is due from Bell Atlantic under its former Agency arrangement or is delayed in collecting such amounts. The Company may seek opportunistic financing activities prior to December 1999 depending on market conditions.

Part II

Item 1.  Legal Proceedings

The information required under this item with respect to the actions entitled (1) "CTC Communications Corp. v. Bell Atlantic Corporation," U.S. District Court for the District of Maine, Civil Action No. 97-CV-395-P-H and (2) "Bell Atlantic Corporation v. CTC Communications Corp. and Computer Telephone Company," U.S. District Court for the Southern District of New York, Case No. 98 CIV 0048, has been previously reported in the Company's Current Reports on Form 8-K dated February 3, 1998 and August 4, 1998 and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic for breaches of the contract, including the failure of Bell Atlantic's retail division to pay $14 million in agency commissions (now approximately $11.5 million) owed to the Company. The Company also asserted violations by Bell Atlantic of antitrust laws and the Telecommunications Act. Bell Atlantic filed counterclaims asserting that the Company breached a provision of the agency contract prohibiting the Company from selling non-Bell Atlantic local services to certain agency customers for a one-year period following termination of the contract. Based on that provision, Bell Atlantic obtained a temporary restraining order ("TRO") that prohibits the Company from marketing certain local telecommunications services to any Bell Atlantic customer for whom the Company was responsible for account management, or to whom the Company sold Bell Atlantic services, during 1997. On July 31, 1998, Judge Gene Carter of the United States District Court of Portland, Maine ordered the dissolution of the TRO against the Company and denied Bell Atlantic's motion for a permanent injunction. The Court ruled that the Company has an absolute right to solicit the customers they had serviced while a Bell Atlantic Agent. The Company purchases Bell Atlantic telecommunications services local products for resale and believes that the lawsuit has not affected the Company's good relations with the Bell Atlantic wholesale division. Moreover, Bell Atlantic is prohibited by applicable federal law from discriminating against the Company in the provision of wholesale services. See "Risk Factors-Potential Impact of the Bell Atlantic Litigation" and Note 2 to the Company's Unaudited Financial Statements contained herein.

The Company is otherwise party to suits arising in the normal course of business which management believes are either individually or in the aggregate not material.

Item 2.  Changes in Securities

(c) During the quarter ended September 30, 1998, the Company issued a total of 14,850 shares of Common Stock for an aggregate consideration of $34,429 pursuant to the exercise of employee incentive stock options by four employees of the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to the Company's transfer agent. All recipients had adequate access to information regarding the Company.

On July 15, 1998, the Company issued to Spectrum Equity Investors II, L.P. ("Spectrum") five-year warrants to purchase up to 55,555 shares of Common Stock at a purchase price of $9.00 per share in consideration for the Spectrum commitment that, at any time prior to June 30, 1999, it would, upon the Company's request, purchase an additional $5 million of Preferred Stock containing the same terms and conditions as the Series A Convertible Preferred Stock. The Spectrum commitment was given in conjunction with a $20 million Interim Financing Commitment issued by Fleet National Bank to satisfy the Company's short-term liquidity requirements of the bank. The warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On September 1, 1998, the Company issued to Goldman Sachs Credit Partners, L.P. and Fleet National Bank (collectively, the "Lenders"), in consideration of the Lenders providing a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million, five-year warrants to purchase an aggregate of 974,412 shares of Common Stock at a purchase price of $6.75 per share. The warrants were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. Reference is made to the Company's Current Report on Form 8-K and exhibit thereto dated and filed on October 2, 1998 for a complete description of the transaction.

Item 6 - Exhibits and Reports on Form 8-K


(a) The following exhibits are included herein:

3.1  Restated Articles of Organization, as amended(6)
3.2  Amended and Restated By-Laws of Registrant(6)
4.1  Form of Common Stock Certificate(5)
9.1  Voting Agreement dated April 10, 1998 among Robert
     Fabbricatore and certain of his affiliates and Spectrum(7)
10.1  1996 Stock Option Plan(3)
10.2  1993 Stock Option Plan(5)
10.3  Employee Stock Purchase Plan(4)
10.4  Lease for premises at 360 Second Ave., Waltham MA(5)
10.5  Sublease for premises at 360 Second Ave., Waltham MA(5)
10.6  Lease for premises at 110 Hartwell Ave., Lexington MA(5)
10.7  Lease for premises at 120 Broadway, New York, NY(5)
10.8  Agreement dated February 1, 1996 between NYNEX and the Company(5)
10.9  Agreement dated May 1, 1997 between Pacific Bell and
      the Company (5)
10.10  Agreement dated January 1, 1996 between SNET America,Inc.
       and the Company(5)
10.11  Agreement dated June 23, 1995 between IXC Long Distance
       Inc. and the Company, as amended(5)
10.12  Agreement dated August 19, 1996 between Innovative Telecom
       Corp. and the Company(5)
10.13  Agreement dated October 20, 1994 between Frontier
       Communications International, Inc. and the Company, as amended(5)
10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and the Company(5)
10.15  Employment Agreement between the Company and Steven Jones dated February 27, 1998(7)
10.16  Securities Purchase Agreement dated April 10, 1998 among the Company and the Purchasers named therein(6)
10.17  Registration Rights Agreement dated April 10, 1998 among the Company and the Holders named therein(6)
10.18  Form of Warrant dated April 10, 1998(6)
10.19  Loan and Security Agreement dated as of September 1, 1998 by and between the Company, Goldman Sachs Credit Partners
       L.P. and Fleet National Bank(8)
10.20  Agreement with Cisco Systems Capital Corp. dated as of
       October 14, 1998 (9)
10.21  Warrant dated July 15, 1998 issued to Spectrum (10)
10.22  Lease for premises at 220 Bear Hill Rd., Waltham MA(10)
10.23  Warrant dated September 1, 1998 issued to Goldman Sachs & Co.(10)
10.24  Warrant dated September 1, 1998 issued to Fleet National Bank(10)
27     Financial Data Schedule(10)
99.1   Risk Factors(10)
-----------------
(footnotes on next page)

(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-18 (Reg. No. 2-96419-B)
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-17613)
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337)
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated May 15, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 2, 1998.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated November 6, 1998.
(10) Filed herewith.


(b) Reports on Form 8-K

On August 4, 1998, the Registrant filed a report on Form 8-K incorporating its August 3, 1998 press release which provided an update on the status of the Bell Atlantic litigation and various state regulatory actions.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS CORP.


Date: November 13, 1998               /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: November 13, 1998               /S/  STEVEN C. JONES
                                   -----------------------------
                                         Steven C. Jones
                                         Executive Vice President,
                                         and Chief Financial Officer