Form 10-Q/A
period 1998-06-30
CTC COMMUNICATIONS CORP
filed 1998-12-11
CIK 764841

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

In addition to historical information, this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the Company's business plan, future profitability, expansion, deployment of facilities, future operations and availability of capital and other future plans, events and performance and other statements located elsewhere herein. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those outlined in Exhibit 99.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q/A
                                  INDEX

                                                                     PAGE NO.

Part I                  FINANCIAL STATEMENTS

            Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of June 30, 1998 (Restated) and
                        March 31, 1998                                     4

                        Condensed Statements of Operations
                        Three Months Ended June 30, 1998 (Restated)
                        and June 30, 1997                                  5

                        Condensed Statements of Cash Flows
                        Three Months Ended June 30, 1998 (Restated)
                        and June 30, 1997                                  6

                        Notes to Condensed Financial Statements
                        (Restated)                                       7-11

            Item 2.     Management's Discussion and Analysis of         12-19
                        Financial Condition and Results of Operations, as amended

Signatures                                                                 20

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS


                                                June 30,           March 31,
                                                 1998                1998
                                              (Restated)
                                            ---------------     ---------------
ASSETS
Current assets:
Cash and cash equivalents                    $  5,376,067        $  2,167,930
Accounts receivable, net                       22,636,509          17,288,183
Prepaid expenses and other current assets       3,270,806           3,029,069
                                             -------------       -------------
     Total Current Assets                      31,283,382          22,485,182

Furniture, Fixtures and Equipment              14,392,066          13,376,970
  Less accumulated depreciation                (7,392,683)         (6,837,683)
                                             -------------       -------------
     Total Equipment                            6,999,383           6,539,287

Deferred income taxes                           1,834,000           1,834,000
Other assets                                      211,085             108,885
                                             -------------       -------------
     Total Assets                            $ 40,327,850        $ 30,967,354
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $ 13,480,359        $  8,958,476
Accrued salaries and related taxes              1,575,478             756,159
Current portion of obligations under
   capital leases                                 246,376             231,796
Current portion of note payable to bank         1,196,400           1,196,400
                                             -------------       -------------
     Total Current Liabilities                 16,498,613          11,142,831

Obligations under capital leases,
   net of current portion                       1,071,874           1,114,277
Note payable to bank, net of current portion    6,831,571           7,130,671

Series A redeemable convertible
  preferred stock                              12,241,373                   0

Stockholders' equity:
Common Stock                                       99,885              99,806
Additional paid in capital                      5,254,964           5,245,704
Deferred compensation                            (291,910)           (318,410)
Retained earnings (deficit)                    (1,242,695)          6,688,300
                                             -------------       -------------
                                                3,820,244          11,715,400
Amounts due from stockholders                    (135,825)           (135,825)
                                             -------------       -------------
     Total Stockholders' Equity                 3,684,419          11,579,575
                                             -------------       -------------
     Total Liabilities and
      Stockholders' Equity                   $ 40,327,850        $ 30,967,354
                                             =============       =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1998                 1997
                                                        (Restated)
                                                       -------------       -------------
Telecommunications revenues                            $ 12,835,685        $ 11,658,954

Costs and expenses
   Cost of telecommunications revenues                   11,613,468           2,442,836
   Selling, general and administrative expenses           9,494,954           6,935,100
                                                       -------------       -------------
                                                         21,108,422           9,377,936
                                                       -------------       -------------
Income (loss) from operations                            (8,272,737)          2,281,018

Other
   Interest income                                          132,395              57,586
   Interest expense                                        (417,510)             (4,455)
   Other                                                     29,852               3,851
                                                       -------------       -------------
                                                           (255,263)             56,982
                                                       -------------       -------------
Income (loss) before income taxes                        (8,528,000)          2,338,000

Provision (benefit) for income taxes                        597,000             964,000
                                                       -------------       -------------
Net income (loss)                                      $ (7,931,000)       $  1,374,000
                                                       =============       =============
Net income (loss) per common share:

   Basic                                               $      (0.79)       $       0.14
                                                       =============       =============
   Diluted                                             $      (0.79)       $       0.13
                                                       =============       =============
Weighted average number of common shares:

   Basic                                                  9,984,192           9,756,682
                                                       =============       =============
   Diluted                                                9,984,192          10,698,913
                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                         June 30,            June 30,
                                                           1998                1997
                                                        (Restated)
                                                       -------------     ---------------
Net cash used by operating activities                    (7,445,924)         (2,349,020)

INVESTING ACTIVITIES

Additions to equipment                                   (1,015,096)           (656,591)
                                                        -------------       -------------
Net cash used in investing activities                    (1,015,096)           (656,591)

FINANCING ACTIVITIES

Proceeds from issuance of redeemable preferred stock     12,001,321                   0
Proceeds from the issuance of common stock                    9,339               9,426
Repayment of obligations under capital leases               (42,403)                  0
Repayment of note payable to bank                          (299,100)                  0
                                                        -------------       -------------
Net cash provided by financing activities                11,669,157               9,426

Increase (decrease) in cash                               3,208,137          (2,996,185)
Cash at beginning of year                                 2,167,930           6,405,670
                                                        -------------       -------------
Cash and cash equivalents at end of period             $  5,376,067        $  3,409,485
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

RESTATEMENT OF FINANCIAL STATEMENTS

CTC Communications Corp. (the "Company") in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, reported a loss before taxes of $8,528,000, and recorded a tax benefit of $2,900,000, for a net loss of $5,628,000, or $0.56 per share. In the June 30, 1998 Form 10-Q, the Company recognized the benefit of the loss before income taxes at the Federal tax rate of 34%. The Company has determined that the benefit should be applied ratably as a percentage of the Company's estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate and amount of the benefit may vary with changes in management's estimates over the remaining quarterly periods in the fiscal year ending March 31, 1999. Accordingly, an adjustment was made for the quarter ended June 30, 1998, reducing the tax benefit to $597,000 compared to the previously recorded tax benefit of $2,900,000. Based on the foregoing, the net loss for the quarter ended June 30, 1998 has increased from the previously reported $5,628,000, or $0.56 per share, to $7,931,000, or $0.79 per share. This adjustment resulted in a decrease to working capital and stockholders' equity of $2,303,000 as of June 30, 1998.

This Amendment No. 1 to the Company's Form 10-Q for the quarter ended June 30, 1998 contains the revised disclosure as a result of this change.

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


NOTE 6  NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended
                                                  June 30,
                                             1998         1997
                                           (Restated)
Numerator:
Net income (loss)                          (7,931,000)   1,374,000
Numerator for basic net income (loss)
per share and diluted net income           ------------------------
(loss) per share                           (7,931,000)   1,374,000
                                           ========================
Denominator:
Denominator for basic net income (loss)
per share-weighted average shares           9,984,192    9,756,682

Effect of dilutive securities:
Employee stock options                              0      942,231

Denominator for diluted net income        -------------------------
(loss) per share-weighted-average shares    9,984,192   10,698,913
                                         ==========================
Basic net income (loss) per share               (0.79)        0.14
                                         ==========================
Diluted net income (loss) per share             (0.79)        0.13
                                         ==========================

                                  11

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

CTC Communications Corp. (the "Company") in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, reported a loss before taxes of $8,528,000, and recorded a tax benefit of $2,900,000, for a net loss of $5,628,000, or $0.56 per share. In the June 30, 1998 Form 10-Q, the Company recognized the benefit of the loss before income taxes at the Federal tax rate of 34%. The Company has determined that the benefit should be applied ratably as a percentage of the Company's estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate and amount of the benefit may vary with changes in management's estimates over the remaining quarterly periods in the fiscal year ending March 31, 1999. Accordingly, an adjustment was made for the quarter ended June 30, 1998, reducing the tax benefit to $597,000 compared to the previously recorded tax benefit of $2,900,000. Based on the foregoing, the net loss for the quarter ended June 30, 1998 has increased from the previously reported $5,628,000, or $0.56 per share, to $7,931,000, or $0.79 per share. This adjustment resulted in a decrease to working capital and stockholders' equity of $2,303,000 as of June 30, 1998.

This Amendment No. 1 to the Company's Form 10-Q for the quarter ended June 30, 1998 contains the revised disclosure as a result of this change.

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

For the quarter ended June 30, 1998 the Company reported a loss before taxes of $8,528,000, and recorded a tax benefit of $597,000, for a net loss of $7,931,000, or $0.79 per share. Due to the transition from agency status to an ICP platform, comparative numbers on a year to year basis have no relevance. On a sequential quarter basis, the Company experienced a doubling of revenues, improvements in gross margins, reductions in operating expenses, and a reduced loss before income taxes.

Liquidity and Capital Resources

Working capital at June 30, 1998 amounted to $14,784,000 as compared to $11,342,000 at March 31, 1998, an increase of 30%. Cash balances at June 30, 1998 totaled $5,376,000, an increase of $3,208,000 from March 31, 1998.

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

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1998

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                  CTC COMMUNICATIONS CORP.


Date: December 11, 1998             /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: December 11, 1998             /S/  STEVEN C. JONES
                                   -----------------------------
                                         Steven C. Jones
                                         Executive Vice President,
                                         and Chief Financial Officer