Form 10-Q/A
period 1998-09-30
CTC COMMUNICATIONS CORP
filed 1999-01-19
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q/A
              AMENDMENT NO. 1 TO
                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 1998.

Commission File Number 0-13627.

              CTC COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

 Massachusetts                          04-2731202
(State or other jurisdiction of        (IRS Employer
incorporation or organization)      Identification No.)

360 Second Avenue, Waltham, Massachusetts       02451
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

Purpose of the Amendment:
This Amendment adds a section entitled "Year 2000 Compliance" to the the Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" which was filed as part of the Company's Form 10-Q for the Quarter Ended September 30, 1998.
Otherwise, Part I Item 2 is unchanged.

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

YEAR 2000 COMPLIANCE

	Currently, many computer systems and software products are coded to accept only two digit, rather than four digit, entries in the date code field. Date-sensitive software or hardware coded in this manner may not be able to distinguish a year that begins with a "20" instead of a "19," and programs that perform arithmetic operations, make comparisons or sort date fields may not yield correct results with the input of a Year 2000 date. This Year 2000 problem could cause miscalculations or system failures that would affect the Company's operations.

The Company's State of Readiness

The Company has evaluated the effect of the Year 2000 problem on its information systems and is implementing plans to ensure its systems and applications will effectively process information necessary to support ongoing operations of the Company in the year 2000 and beyond. The Company believes its information technology ("IT") and non-IT systems will be Year 2000 compliant by the end of 1999.

In connection with the deployment of the Company's new
Integrated Communications Network ("ICN"), the Company has designed a new database architecture for its computer systems which will comply with "Year 2000" requirements. Installation of the ICN and related software is expected to be completed in June 1999 and testing of the system, including its Year 2000 compliance, is expected to commence in May 1999. While the Company expects that all significant IT-related systems will be Year 2000 compliant by mid-1999, there can be no assurance that all Year 2000 problems in the new system will be identified or that the necessary corrective actions will be completed in a timely manner.

The Company has requested certification from its significant vendors and suppliers demonstrating their Year 2000 compliance. To date, approximately 60% of vendors and suppliers have delivered such certifications and the Company anticipates that it will receive the additional certifications requested. The Company intends to continuously identify critical vendors and suppliers and communicate with them about their plans and progress in addressing Year 2000 problems. There can be no assurance that the systems of these vendors and suppliers will be timely converted or that the failure to so comply will not have an adverse effect on the Company's operations.

The Company's Costs of Year 2000 Remediation

The Company has not incurred material costs related specifically to Year 2000 issues and does not expect to in the future. However, there can be no assurance that the costs associated with Year 2000 problems will not be greater than anticipated.

The Company's Year 2000 Risk

Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant in a timely manner. The Company has completed the process of identifying Year 2000 issues in its IT and non-IT systems and expects to complete any remediation efforts by mid-1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

In addition, the Company believes that there is risk relating to significant vendors' and suppliers' failure to remediate their Year 2000 issues in a timely manner. Although the Company is communicating with its vendors and suppliers regarding the Year 2000 problem, the Company does not know whether these vendors' or suppliers' systems will be Year 2000 compliant in a timely manner. If one or more significant vendors or suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Contingency Plans

The Company plans by mid-year 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it were to become necessary for the Company to implement a contingency plan, it is uncertain whether such plan would succeed in avoiding a Year 2000 issue which may otherwise have a material adverse effect on the Company's results of operations, financial position or cash flow.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                  CTC COMMUNICATIONS CORP.


Date: January 19, 1999               /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: January 19, 1999               /S/  STEVEN C. JONES
                                   -----------------------------
                                         Steven C. Jones
                                         Executive Vice President,
                                         and Chief Financial Officer