Form 10-Q
period 1998-12-31
CTC COMMUNICATIONS CORP
filed 1999-02-16
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended December 31, 1998.

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

As of February 12, 1998, 10,306,458 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                         PAGE NO.

Item 1.     Financial Statements

                        Condensed Balance Sheets
                        as of December 31 and March 31, 1998           3

                        Condensed Statements of Operations
                        Three Months Ended December 31, 1998 and 1997  4

                        Condensed Statements of Operations
                        Nine Months Ended December 31, 1998 and 1997    5

                        Condensed Statements of Cash Flows
                        Nine Months Ended December 31, 1998 and 1997    6

                        Notes to Condensed Financial Statements         7-10

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   11-20

            Item 3.     Quantitative and Qualitative                    Inapplicable
                        Disclosures About Market Risk

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           21

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        21

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                 22


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

                           CTC COMMUNICATIONS CORP.
                           CONDENSED BALANCE SHEETS

                                                December 31,         March 31,
                                                   1998                1998
                                              ---------------     ---------------
ASSETS
Current Assets
Cash and cash equivalents                        $  2,597,116     $  2,167,930
Accounts receivable, net                           26,462,861       17,288,183
Prepaid expenses and other current assets           8,839,184        3,029,069
                                                 -------------    -------------
         Total Current Assets                      37,899,161       22,485,182

Furniture, Fixtures and Equipment                  37,889,161       13,376,970
Less accumulated depreciation                     (10,197,683)      (6,837,683)
                                                 -------------    -------------

         Total Equipment                           25,441,118        6,539,287

Deferred income taxes                                       0        1,834,000
Other assets                                        4,188,531          108,885
                                                 -------------    -------------
         Total Assets                            $ 67,528,810     $ 30,967,354
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses            $ 29,088,014     $  8,958,476
Accrued salaries and related taxes                  2,342,299          756,159
Current portion of obligations under
  capital leases                                    1,312,621          231,796
Current portion of note payable to bank                     0        1,196,400
                                                 -------------    -------------
         Total Current Liabilities                 32,742,934       11,142,831

Obligations under capital leases,
  net of current portion                            4,671,226        1,114,277
Notes payable, net of current portion              35,958,287        7,130,671

Series A redeemable convertible preferred stock    12,561,573                0

Stockholders' Equity (Deficit)
Common stock                                          102,911           99,806
Additional paid in capital                          6,960,212        5,245,704
Deferred Compensation                                (238,910)        (318,410)
Retained-earnings (deficit)                       (25,063,598)       6,688,300
                                                 -------------    -------------
                                                  (18,239,385)      11,715,400
Amounts due from stockholders                        (165,825)        (135,825)
                                                 -------------    -------------
         Total Stockholders' Equity (Deficit)     (18,405,210)      11,579,575
                                                 -------------    -------------
         Total Liabilities and
         Stockholders' Equity (Deficit)          $ 67,528,810     $ 30,967,354
                                                 =============    =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                            December 31,        December 31,
                                                 1998                1997
                                             -------------     -------------
Telecommunications revenues                  $  19,024,531    $  3,535,540
Commission revenues                                      0       7,620,106
                                             --------------   -------------
Total revenues                                  19,024,531      11,155,646

Costs and expenses:
    Cost of telecommunications revenues         16,429,094       2,940,001
    Selling, general and administrative
      expenses                                  14,303,425       7,381,233
                                             --------------   -------------
                                                30,732,519      10,321,234
                                             --------------   -------------
Income (loss) from operations                  (11,707,988)        834,412

Other:
    Interest income                                 12,405          29,274
    Interest expense                            (1,207,914)        (11,908)
    Other                                            3,472           9,222
                                             --------------   -------------
                                                (1,192,037)         26,588
Income (loss) before income taxes              (12,900,025)        861,000

Provision (benefit) for income taxes              (903,000)        355,000
                                             --------------   -------------
Net income (loss)                           $  (11,997,025)   $    506,000
                                             ==============   =============
Net income (loss) per common share:
    Basic                                   $        (1.20)   $       0.05
                                             ==============   =============
    Diluted                                 $        (1.20)   $       0.05
                                             ==============   =============
Weighted average number of common shares :
    Basic                                       10,260,932       9,917,361
                                             ==============   =============
    Diluted                                     10,260,932      11,078,771
                                             ==============   =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                    CONDENSED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended
                                              December 31,     December 31,
                                                 1998              1997
                                             --------------   -------------
Telecommunications revenues                  $  46,376,407    $ 10,078,325
Commission revenues                                      0      24,581,370
                                             --------------   -------------
Total revenues                                  46,376,407      34,659,695

Costs and expenses:
    Cost of telecommunications revenues         40,425,994       8,095,086
    Selling, general and administrative
      expenses                                  36,799,882      21,370,033
                                             --------------   -------------
                                                77,225,876      29,465,119
                                             --------------   -------------
Income (loss) from operations                  (30,849,469)      5,194,576

Other:
    Interest income                                183,237         126,212
    Interest expense                            (2,608,890)        (22,135)
    Other                                           36,473          14,348
                                             --------------   -------------
                                                (2,389,180)        118,425
Income (loss) before income taxes              (33,238,649)      5,313,001

Provision (benefit) for income taxes            (2,327,000)      2,189,000
                                             --------------   -------------
Net income (loss)                           $  (30,911,649)   $  3,124,001
                                             ==============   =============
Net income (loss) per common share:
    Basic                                   $        (3.15)   $       0.32
                                             ==============   =============
    Diluted                                 $        (3.15)   $       0.29
                                             ==============   =============
Weighted average number of common shares :
    Basic                                       10,080,465       9,856,079
                                             ==============   =============
    Diluted                                     10,080,465      10,824,001
                                             ==============   =============

The accompanying notes are an integral part of these financial statements.

                        CTC COMMUNICATIONS CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                December 31,     December 31,
                                                   1998             1997
                                               -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                              $(30,911,649)    $  3,124,001

Adjustments to reconcile net income to
 net cash (used) by operating activities:
   Depreciation and amortization                  3,699,173          750,000
   Stock compensation expense                        79,500                0
   Warrants expense                                 210,926                0

Changes in noncash working capital items:
   Accounts receivable                           (9,174,678)      (6,475,864)
   Other current assets                          (3,976,115)        (352,378)
   Other assets                                  (3,198,072)           3,600
   Accounts payable                              20,129,538        1,008,833
   Accrued liabilities                            1,586,140)        (527,093)
   Accrued taxes                                          0         (224,518)
   Deferred revenue                                       0           (6,588)
                                               -------------    -------------
Net cash (used) by operating activities         (21,555,237)      (2,700,007)

INVESTING ACTIVITIES

Additions to equipment                          (17,436,552)      (4,556,428)
                                               -------------    -------------
Net cash used in investing activities           (17,436,552)      (4,556,428)

FINANCING ACTIVITIES

Proceeds from notes payable                      27,631,216        1,846,073
Proceeds from the issuance of redeemable
  preferred stock                                11,861,321                0
Repayments under capital leases                    (187,505)               0
Proceeds from the issuance of common stock          115,943          106,170
                                               -------------    -------------
Net cash provided by financing activities        39,420,975        1,952,243


Increase (decrease) in cash                         429,186       (5,304,192)
Cash at beginning of year                         2,167,930        6,405,670
                                               -------------    -------------

Cash and cash equivalents at end of period     $  2,597,116     $  1,101,478
                                               =============    =============

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


NOTE 2:  COMMITMENTS AND CONTINGENCIES

 (a)  Pending Legal Proceedings.

Lawsuit Against Bell Atlantic. In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic in Federal District Court for breach of contract, including the failure of Bell Atlantic's retail division to pay $14 million in agency commissions (approximately $11.5 million as of December 31, 1998) owed to the Company. The Company also asserted violations by Bell Atlantic of the antitrust laws and Telecommunications Act. Bell Atlantic filed counterclaims asserting that the Company breached a provision of the agency contract prohibiting the Company from selling non-Bell Atlantic local services to certain agency customers for a one year period following termination of the contract. Based on that provision, Bell Atlantic obtained a TRO, which prohibited the Company from marketing certain local telecommunications services to any Bell Atlantic customer for whom the Company was responsible for account management, or to whom the Company sold Bell Atlantic services in 1997. In July of 1998, the Federal District Court in Portland, Maine ruled that the TRO was improperly issued and dissolved it.
The Company's position that it should have full access to market and sell local services to all customers it served as an agent was affirmed by the Court. Bell Atlantic did not appeal this decision. The Company is currently marketing local services to those customers. Trial commenced in February 1999 with respect to the Company's law suit against Bell Atlantic for breach of contract and violations of the Telecommunications Act and antitrust laws and is currently in progress.

(b) State Regulatory Proceedings

In response to complaints filed by the Company, the Commonwealth of Massachusetts, Department of Telecommunications and Energy ("DTE"), the New York Public Service Commission, the New Hampshire Public Utilities Commission, the Maine Public Utilities Commission and the Rhode Island Public Utilities Commission each ruled that Bell Atlantic's rescinding of its long standing policy of permitting resellers, including the Company, to assume the service contracts of retail customers under contract to Bell Atlantic without contract termination fees violates state law on contract assignment. Certain of the states also cited violations of the resale agreement between the Company and Bell Atlantic and Section 251 of the Telecommunications Act (which provides that ILECs have a duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers).

The DTE has granted Bell Atlantic a stay of its decision based on procedural grounds and agreed to reconsider its earlier decision. Hearings on this issue have also been held in Vermont, but to date, no decision has been rendered.

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

NOTE 4. CISCO VENDOR FINANCING FACILITY
On October 14, the Company obtained three-year vendor financing facility for up to $25 million with Cisco Capital Corp. Under the terms of the agreement, the Company has agreed to a three year, $25 million volume purchase commitment of Cisco Systems equipment and services and Cisco Capital Corp has agreed to advance funds as these purchases occur. In addition, a portion of the Cisco facility can be utilized for working capital costs associated with the integration and operation of Cisco Systems solutions and related peripherals.

Pursuant to the terms of the Cisco Vendor Financing Agreement dated as of October 14, 1998, the Company has agreed to give the Lender a senior security interest in all products provided to the Company by Cisco and other products purchased with the proceeds of the first $15 million advanced under the facility and a subordinate security interest in all other assets of the Company. Under the terms of the facility, the Company is required to pay interest on funds advanced under the facility at an annual rate of 12.5%. In addition, the Company is required to pay a commitment fee of .50% per annum on any unused amounts under the facility and certain other fees. As of February 16, 1999, the Company had borrowed $11.5 million under the facility.
Reference is made to the Company's Current Report on Form 8-K and the agreement filed as an exhibit thereto filed on October 14, 1998 for a complete description of the transaction.

NOTE 5  GOLDMAN SACHS/FLEET FINANCING
As of September 1, 1998, the Company as Borrower, entered into a Loan and Security Agreement with Goldman Sachs Credit Partners L.P. and Fleet National Bank as Lenders. Under the terms of the Loan and Security Agreement, the Lenders have provided a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million (the "Credit Facility"). Advances under the facility bear interest at 1.75% over the prime rate and are secured by a first priority perfected security interest on all of the Company's assets, provided, however, that the Company has the ability to exclude assets acquired through purchase money financing. In addition, the Company is required to pay a commitment fee of

0.5% per annum on any unused amounts under the facility as well as a monthly line fee of $150,000 per month. The Company may borrow $15 million unconditionally and $60 million based on trailing 120 days accounts receivable collections (reducing to the trailing 90 days of collections by March 31, 2000). The Company paid a one-time up front fee of $2,531,250, representing 3 3/8% of the facility. In the event that the Company wishes to prepay the loan, the agreement provides for a prepayment penalty of 2% during the first 18 months of the term of the loan. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at an purchase price of $6.75 per share were issued to the Lenders in connection with the transaction. The Company has valued the Warrants at $1.3 million which is being amortized and included in interest expense over the three-year term of the Loan and Security Agreement. As of February 16, 1999, the Company had availability under the Credit Facility of $42.4 million and had borrowed approximately $35 million as of that date.

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

The following table sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended         Nine Months Ended
                                                 December 31,              December 31
                                             1998         1997          1998           1997
                                          -------------------------   --------------------------
Numerator:
Net income (loss)                         (11,997,025)     506,000    (30,911,649)    3,124,001
Accretion to redemption value on
  redeemable preferred stock                 (302,200)           0       (840,252)            0
Numerator for basic net income (loss)
per share and diluted net income           ------------------------   --------------------------
(loss) per share                          (12,299,225)     506,000    (31,751,901)    3,124,001
                                          =========================   ==========================

Denominator:
Denominator for basic net income (loss)
per share-weighted average shares          10,260,832    9,917,361     10,080,465     9,856,079

Effect of dilutive securities:
Employee stock options                              0    1,161,410              0       967,922

Denominator for diluted net income        -------------------------   --------------------------
(loss) per share-weighted-average shares   10,260,932   11,078,771     10,080,465    10,824,001
                                         ==========================   ==========================
Basic net income (loss) per share               (1.20)        0.05          (3.15)         0.32
                                         ==========================   ==========================
Diluted net income (loss) per share             (1.20)        0.05          (3.15)         0.29
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

OVERVIEW
CTC Communications Corp. (the "Company"), a Massachusetts corporation, is a rapidly growing integrated communications provider ("ICP") with 15 years of local telecommunications marketing, sales and service experience. The Company offers local, long distance, Internet access, Frame Relay and other data services on a single integrated bill. CTC currently serves predominantly medium-sized business customers in seven Northeastern states through its experienced 172-member direct sales force and 95 customer care representatives located in 25 branch offices throughout the region.

Prior to becoming an ICP in January 1998, the Company was the oldest and largest independent sales agent for Nynex Corp. (acquired by Bell Atlantic in August 1997), selling local telecommunications services as an agent since 1984. The Company has also offered long distance and data services under its own brand name since 1994. In late 1997, the Company became certified as a Competitive Local Exchange Carrier ("CLEC") in New York and the six New England states in order to embark upon its ICP strategy and take advantage of market opportunities created by deregulation. In December 1997, the Company terminated its agency agreement with Bell Atlantic and began ICP operations in January 1998. As an ICP, the Company is utilizing its well-developed infrastructure and the same relationship-centered sales approach that it employed as an agent without the limitations on potential customers, services and pricing that were imposed upon it as an agent.

Over the next three years, the Company plans to expand within its existing markets and into six additional states in the Boston-Washington, D.C. corridor and add network facilities.

In January 1999, the Company began deploying phase I of its state-of-the-art, packet-switched Integrated Communications Network ("ICN"), which the Company believes will enable it to improve margins, enhance customer control and broaden service offerings. The ICN is an advanced Asynchronous Transfer Mode (ATM)-based network, using Cisco Systems, Inc. ("Cisco") BPX(r) 8600 series and MGX(tm) 8800 series IP+ATM wide-area switches, that will deliver enhanced access services such as traditional dedicated services, frame relay, IP, video and circuit emulation transport services. The Company believes that its ICN will ultimately enable it to deliver voice and data services across a single multi-service dedicated connection that is expected to lower customers' overall telecommunications costs and stimulate demand for new bandwidth intensive services. The phase 1 installation includes 22 switching sites in the Company's existing markets in New York and New England and is scheduled to be completed in the Spring of 1999 ("Phase 1"). Beginning in April 1999, the Company is scheduled to begin transitioning selected customers on-net for full beta testing. The Company expects that it will begin transitioning its broader customer base on-net in the Summer of 1999.

The Phase 1 switching hubs will be interconnected by leased transmission facilities from Level 3 Communications, LLC ("Level 3") and NorthEast Optic Network, Inc. ("NEON"). The initial transmission infrastructure will consist of three self-healing SONET-based, fiber optic rings covering the southern, western and eastern New England regions. This advanced SONET technology, which permits full circuit redundancy and route diversity, will allow CTC to take advantage of dense wave division multiplexing ("DWDM") to meet increasing customer demands for reliable, high bandwidth voice, data and video connectivity. The Company has also arranged to co-locate its switching hubs in Level 3 and NEON points of presence buildings ("POPs") along selected fiber routes.

The Company intends to access its customer locations with leased broadband connectivity such as T-1, xDSL, wireless technologies or fiber optic facilities where they are available. Initially, the Company will offer dedicated long distance and data services over the ICN and will continue to lease local dialtone capabilities through the existing physical connection to the incumbent LEC until these services can be cost effectively integrated into a packet-switched network architecture. Given the revenue mix and size of the customers CTC is targeting for on-net services, the Company believes that it will be capable of transitioning approximately 70% of such average target customer's revenue stream on-net without integrating local dialtone into its network. Based on ongoing research and development activities at Cisco and other telecom equipment suppliers, the Company believes that it will be able to incorporate local dialtone functionality into its packet-switching architecture within the next 24 months. By continuing to lease local dialtone capabilities during this interim period, the Company will avoid the significant capital requirements associated with circuit switching architectures and it will be able to offer ubiquitous service in its target markets. Furthermore, this network strategy initially will enable the Company to significantly simplify the transitioning of existing customers on-net since a disconnection from the incumbent LEC and reconnection to CTC will not be required. In transitioning CTC customers on-net, the Company will simply be required to reprogram a customer's PABX and/or WAN routers to direct long distance and data traffic to the CTC broadband connection to the ICN. This strategy will also allow customers to retain their existing phone numbers as well as have the built in redundancy of the separate physical connection to the incumbent LEC.

Prior to deploying the ICN, the Company is building its base of installed access lines through reselling the network services of other telecommunications carriers to targeted customers who can later be transitioned "on-net.".

The Company bills its customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

During the period in which the Company resells the services of other telecommunications carriers prior to deploying its ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans. Following the deployment of the ICN, the cost of services for "on-net" customers will include the leasing costs associated with transmission, co-location and access facilities as well as the depreciation charges associated with the Company's switching equipment.

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

The Company has experienced significant growth in the past and, depending on the extent of its future growth, may experience significant strain on its management, personnel and information systems. To accommodate this growth, the Company intends, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. Since implementing its ICP strategy, the Company has expanded its staff to include three additional senior executives and 82 additional employees. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997.

The results for the quarter ended December 31, 1998 reflect the Company's operations as an Integrated Communications Provider ("ICP"). In its capacity as an independent agent for the Regional Bell Operating Companies (RBOCs), the Company recorded revenues which represented the fees and commissions earned by the Company for sales of products and services to business customers. As an ICP, the Company purchases local services from the RBOCs at a discount to the retail rate, and resells and bills these services to business customers. The Company also resells other services including long distance, Internet access, and various data services in order to provide a total integrated telecommunications solution to its customers on a single integrated bill. The Company will continue reselling telecommunications services until the deployment of its Integrated Communications Network ("ICN"), at which point the Company will begin migrating customers onto its own network.

Total revenues for the third fiscal quarter were $19,025,000, as compared to $11,156,000 for the same period of the preceding Fiscal year, or an increase of 71%. Total revenues for the nine months ended December 31, 1998 were $46,376,000, as compared to $34,660,000, or an increase of 34%.
The December quarter revenues also represented an increase of 31% over the September 1998 quarter revenues of $14,516,000. Revenues for local, Internet access and data services increased a combined 55% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in access line equivalents ("ALEs"). During the quarter ended December 31, 1998, the Company provisioned 38,878 net access line equivalents, bringing the total lines in service to 103,272 for the Company's first year as an ICP. Net lines provisioned during the quarter ended December 31, 1998 represented a 61% sequential increase over net lines provisioned during the quarter ended September 30, 1998. The Company experienced the strongest growth in data ALEs with an approximately 67% sequential increase from the quarter ended September 1998, which brings data ALEs in service to 19,638, or 19% of total ALEs as of December 31, 1998.

Costs of telecommunications revenues for the quarter ended December 31, 1998 were $16,429,000, as compared to $2,940,000 for the same period of the preceding Fiscal year. For the nine months ended December 31, 1998, costs of telecommunications revenues were $40,426,000, as compared to $8,095,000 for the same period of the preceding Fiscal year. Since substantially all revenues since January 1, 1998 have resulted from operations as ICP, comparative numbers on a year to year basis are not relevant. As a percentage of telecommunications revenues, cost of telecommunications revenues was 86% for the quarter ended December 1998, as compared to 85% for the quarter ended September 1998. The decrease in gross margin is due primarily to the Company's non-resale revenue declining as a percentage of total revenue. Excluding the effects of the non-resale revenue, the gross margin due to resale revenue remained unchanged from the quarter ended September 1999.

For the quarter ended December 31, 1998, selling, general and administrative expenses (SG & A) increased 94% to $14,303,000 from $7,381,000 for the same period of the preceding fiscal year. For the nine months ended December 31, 1998, SG & A expenses were $36,800,000, as compared to $21,370,000, or an increase of 72%. These increases were due to the opening of additional branch sales offices during the nine months ended December 31, 1998 and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of December 31, 1998, the Company employed 389 people including 172 Account Executives and 95 Network Coordinators in 25 branch locations throughout New England and New York. In addition, SG & A expenses increased due to operating expenses associated with the network build out, as well as an additional $1,400,000 of increased depreciation expense in the third fiscal quarter and an additional $2,600,000 of depreciation expense year-to-date associated with the investments in the Integrated Communications Network. The final component of the increase is related to legal and regulatory activities. Legal expenses in prosecuting both the anti-trust action against Bell Atlantic now pending in the federal courts and the state regulatory proceedings instituted in each of the New England States against Bell Atlantic for discriminatory practices regarding the Bell Atlantic policy of imposing contract termination fees on its customers as well as the regulatory expenses incurred in obtaining certification as a reseller in additional states, were $813,000 and $3,444,000 respectively, for the three and nine months ended December 31, 1998.

Interest and other expense increased to $1,200,000 and $2,400,000, respectively, for the three and nine months ended December 31, 1998. The increase is due to increased borrowings to fund the Company's losses and the investment in the Integrated Communications Network, the fees associated with the Company's credit facility and vendor financing facility, and the amortization of the interest expense associated with the warrants issued to the Company's lenders under the credit facility.

The benefit for income taxes has been booked ratably as a percentage of the Company's estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate of the benefit may vary with changes in management's estimates.

As a result of the above factors, the net loss was $11,997,000 and $30,912,000, respectively, for the three and nine months ended December 31, 1998.

Liquidity and Capital Resources

Working capital at December 31, 1998 amounted to $5,156,000 as compared to $11,342,000 at March 31, 1998, a decrease of 55%, due to an increase in accounts payable resulting from approximately $8,000,000 of fixed assets purchased during the quarter that were not yet funded under the Company's Vendor Financing Facility. These assets were funded during the fourth quarter of fiscal 1999, thereby reducing accounts payable and increasing notes payable by $8,000,000. This was partially offset by a reclassification of deferred income taxes of $1,834,000 from non-current assets to current assets to more accurately reflect its present status. Cash balances at December 31, 1998 and March 31, 1998 totaled approximately $2,597,000 and $2,167,000, respectively.

Historically, the Company funded its working capital and operating expenditures primarily from cash flow from operations. As a result of Bell Atlantic's failure to pay approximately $14 million in agency commissions (currently approximately $11.5 million) that the Company believes it is owed under its agency contract (the "Bell Atlantic Receivable"), the losses incurred following transition to an ICP strategy, and the investment required to implement the Integrated Communications Network, the Company has been required to raise additional capital. Although the Company has sued Bell Atlantic and believes the collection of the agency commissions is probable, there is no assurance that the Company will be successful in its collection efforts or that such collections will not be delayed. If the Company fails to collect any of the agency commissions or if their collection becomes less than probable, the Company would be required to write off the uncollected amounts reflected in its financial statements or amounts for which collection becomes less than probable. Delay in the collection or write-off of agency commissions may adversely affect the Company.

In April 1998, the Company completed a $12 million private placement of Series A Convertible Preferred Stock and Warrants to Spectrum. Also, on June 30, 1998 the Company received a commitment from Spectrum (the "Spectrum Commitment") to purchase, at the Company's option, an additional $5 million of preferred stock on the same terms and conditions as the Series A Convertible Preferred Stock, which option extends until June 30, 1999.

On September 1, 1998, the Company entered into the Loan and Security Agreement (the "Credit Facility") with Goldman Sachs Credit Partners L.P. ("GSCP") and Fleet National Bank ("Fleet") (GSCP and Fleet are together, the "Lenders"). Under the terms of the Credit Facility, the Lenders have provided a three-year senior secured credit facility to the Company consisting of revolving loans in the aggregate amount of up to $75 million. Advances under the facility bear interest at 1.75% over the prime rate and are secured by a first priority perfected security interest on all of the Company's assets, provided, however, that the Company has the ability to exclude assets acquired through purchase money financing. In addition, the Company is required to pay a commitment fee of 0.5% per annum on any unused amounts under the facility as well as a monthly line fee of $150,000 per month. The Company may borrow $15 million unconditionally and an additional $60 million based on trailing 120 days accounts receivable collections (reducing to the trailing 90 days of collections by March 31, 2000). The Company paid a one-time up front fee of $2,531,250, representing 3 3/8% of the facility. In the event that the Company wishes to prepay the loan, the agreement provides for a prepayment penalty of 2.0% during the first 18 months of the term of the loan. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at a purchase price of $6.75 per share were issued to the Lenders in connection with the transaction. The Company has valued the warrants at $1.3 million which is being amortized and included in interest expense over the three-year term of the Credit Facility. . As of February 16, 1999, the Company had availability under the Credit Facility of $42.4 million and had borrowed approximately $35 million as of that date.

In connection with the receipt of the commitment from Toronto Dominion (Texas), Inc. ("TD") (described below), the Company expects that the Lenders will agree to amend certain covenants under the Credit Facility (the "Credit Facility Amendment"). The closing of the Credit Facility Amendment would be subject to various conditions, including the execution of a satisfactory intercreditor agreement with TD (as defined below).

On October 14, 1998, the Company entered into an agreement (the "Vendor Facility" and, together with the Credit Facility, the "Senior Facilities") with Cisco System Capital Corporation ("Cisco Capital") for up to $25 million of vendor financing. Under the terms of the agreement, the Company has agreed to a three year, $25 million volume purchase commitment of Cisco equipment and services and Cisco Capital has agreed to advance funds as these purchases occur. In addition, a portion of the Vendor Facility can be utilized for working capital costs associated with the integration and operation of Cisco solutions and related peripherals. Under the terms of the Vendor Facility, the Company is required to pay interest on funds advanced under the facility at an annual rate of 12.5%. In addition to other amounts, the Company is required to pay a commitment fee of .50% per annum on any unused amounts under the facility. The Company paid a closing fee of 1% of the total Vendor Facility. As of February 16, 1999, the Company had borrowed $11.5 million under the Vendor Facility.

Pursuant to the terms of the Senior Facilities, the Company obtained an Intercreditor Agreement dated as of September 1, 1998 between Fleet, as Agent, Cisco Capital and Cisco Systems, Inc. Under the Intercreditor Agreement, the Company has agreed to give Cisco Capital a senior security interest in all products provided to the Company by Cisco and other products purchased with the proceeds of the first $15 million advanced under the facility and a subordinate security interest in all other assets of the Company.

The Company expects to utilize the proceeds of the Vendor Facility to deploy the first phase of its data-centric ICN in 22 network hub and node sites within the New York and New England regions.

Since September 30, 1998, the Company has entered into various lease and vendor financing agreements which provide for the acquisition of up to $16.2 million of equipment and software.

In order to ensure that the Company has sufficient liquidity even in the event the Bell Atlantic Receivable is not collected or collection is unduly delayed, on February 12, 1999, the Company obtained a commitment (the "TD Commitment") from Toronto Dominion (Texas), Inc. ("TD") to provide an unsecured standby credit facility for up to $30 million for capital expenditures and other general corporate purposes (the "TD Facility"). The closing of the TD Facility and subsequent draws under the facility are subject to customary conditions, including the execution of definitive documentation, receipt of the Credit Facility Amendment, and execution of a satisfactory intercreditor agreement with the lenders under the Senior Facilities.

Under the terms of the TD Commitment, $10 million would be immediately available and the remaining $20 million would become available if the Company raises an additional $5 million in proceeds from the issuance of common or preferred equity (which could be satisfied by calling the Spectrum Commitment), which equity requirement would be reduced by any proceeds received as a result of the Company's litigation with Bell Atlantic in excess of $10 million. The Company will be required to pay certain commitment fees on closing of the TD Facility with additional commitment fees payable if the TD Facility is still outstanding on the dates six months, nine months and one year after the closing. In addition, the Company would be required to pay a quarterly availability fee on unfunded amounts as well as a funding fee for any draws. Draws under the TD Facility would initially bear interest at 7.00% over the three-month US

Dollar deposit LIBOR rate and would increase quarterly thereafter. The TD Facility matures 15 months after the closing. Under the terms of the TD Commitment, the Company would be required to repay draws with the proceeds from subsequent issuances of equity or debt securities or from subsequent bank financings.

Over the next three years the Company has outstanding commitments ggregating $11.6 million to Level 3 Communications, LLC and NorthEast Optic Network, Inc. for the leasing of transmission and co-location facilities for its ICN pursuant to agreements entered into by the Company in January 1999.

Over the next 12 months, the Company intends to (i) further exploit its existing markets, (ii) deploy the ICN in its existing markets, and (iii) enhance the CTC Information System. Over the next three years, subject to the availability of financing, the Company intends to further expand within its existing markets and into six additional states in the New York-Washington, D.C. corridor and continue the deployment of its ICN.

The Company believes that the net proceeds of the anticipated TD Facility and the Spectrum Commitment, together with cash on hand and the anticipated availability under the Senior Facilities will be sufficient to fund the Company's capital expenditures, operating losses and working capital requirements for its existing markets for approximately the next 12 months even in the event the Company is unsuccessful or delayed in collecting the Bell Atlantic Receivable. The Company expects to seek additional long-term financing to refinance the anticipated TD Facility and further fund its business plan within the next 3-6 months, capital markets permitting. After the Company has raised sufficient long-term financing to further fund its business plan, the Company expects to repay and terminate the TD Facility.

The availability of additional borrowings under the Credit Facility is based on prior receivable collections and subject to complying with the various covenants of such facility. There can be no assurance that additional amounts will be available to the Company when needed or at all.
 The Company will require substantial additional funding to continue its penetration of, and deployment of its ICN in, its existing markets and to implement the Company's planned geographic expansion of its sales presence and ICN infrastructure into the New York-Washington D.C. corridor. The Company's actual capital requirements may be materially affected by various factors, including the timing and actual cost of implementing the Company's ICN, the timing and costs of expansion into new markets, the extent of competition and pricing of telecommunications services in its markets, acceptance of the Company's services, technological change and potential acquisitions.

Partly as a result of (i) Bell Atlantic rescinding its policy permitting assignment of existing contracts to CLECs like the Company (including the negative affect on the borrowing base under the Credit Facility which has resulted from delays in deriving revenue from previous agency customers - See Note 2b, "State Regulatory Proceedings"), (ii) the continuing delay in collecting the Bell Atlantic Receivable and (iii) greater than anticipated capital expenditures, if the TD Facility is not consummated and the Bell Atlantic Receivable is not collected, the Company will need to obtain additional financing, beyond the proceeds of the Spectrum Commitment, in the first or second fiscal quarter of fiscal year 2000. If the Company does not enter into the Credit Facility Amendment, the Company may not remain in compliance with certain operational covenants under the Credit

Facility, depending upon, among other factors, the Company's success in deriving revenue from its former agency customers.

Sources of funding may include public offerings or private placements of equity or debt securities, vendor financing, equipment lease financing and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on terms acceptable to the Company and within the limitations contained in the Senior Facilities and agreements governing other debt issued by the Company from time to time. Failure to obtain financing when needed would result in the delay or abandonment of the Company's development and expansion plans which would in turn have a material adverse effect on the Company.

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

Part II

Item 2.  Changes in Securities

(c) During the quarter ended December 31, 1998, the Company issued a total of 287,010 shares of Common Stock for an aggregate consideration of $114,149 pursuant to the exercise of stock options by thirteen individuals. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to the Company's transfer agent. All recipients had adequate access to information regarding the Company.


Item 4 - Submission of Matters to a Vote of Security Holders
(a) The 1998 Annual Meeting of Stockholders of the Company was held on November 16, 1998.

(b)     Not applicable.

(c)     Each nominee for Class I director received the following votes:

                                                     Withhold
Name                           For                   Authority
---------------------------------------------------------------
Henry Hermann                 10,542,047               21,957
Ralph C. Sillari              10,543,507               20,497

The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   Non Voted
---------------------------------------------------------------------------------
To approve the 1998
Incentive Plan                 7,235,345      145,991       43,835       3,138,833

To approve selection of
Ernst & Young as
accountants for the
Company for the fiscal
year ending 3/31/99
                              10,535,255       11,524       17,225

(d)     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

27     Financial Data Schedule
99.1   Risk Factors


(b) Reports on Form 8-K

On October 2, 1998 the Registrant filed a Form 8-K disclosing the existence and terms of the Goldman Sachs Credit Partners, L.P./Fleet National Bank $75 million credit facility.

On November 6, 1998, the Registrant filed a Form 8-K disclosing the existence and terms of the Cisco Capital Corp. $25 million vendor financing facility.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS CORP.


Date: February 16, 1999              /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: February 16, 1999              /S/  STEVEN C. JONES
                                   -----------------------------
                                         Steven C. Jones
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer