Form 10-K
period 1999-03-31
CTC COMMUNICATIONS CORP
filed 1999-06-11
CIK 764841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    ---------

For the fiscal year ended March 31, 1999
Commission File Number 0-13627
                               -------------------

                           CTC COMMUNICATIONS CORP.
            (Exact name of registrant as specified in its charter)


                 Massachusetts                          04-2731202
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)

            220 Bear Hill Road
          Waltham, Massachusetts
  (Address of principal executive offices)                02451
  ----------------------------------------              (Zip Code)



                                (781) 466-8080
             (Registrant's telephone number, including area code)
                                 _____________

          Securities registered pursuant to Section 12(b) of the Act:



                                             Name of Each Exchange
             Title of Each Class              on Which Registered
             -------------------              -------------------
                    None                             None



          Securities registered pursuant to Section 12(g) of the Act:


             Title of Each Class:    Common Stock ($.01 Par Value)
             --------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $123,426,268 on June 10, 1999, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

     On June 10, 1999, 10,376,974 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

Overview

     We are a rapidly growing integrated communications provider with 15 years of telecommunications marketing, sales and service experience. We offer voice and data services to predominantly medium and large-sized business customers who seek greater telecommunications transmission capacity, integrated telecommunications solutions and improved levels of service. We have a large, experienced sales force consisting of 163 sales people supported by 95 network consultants. These employees are located close to our customers in 25 sales branches primarily in New England and New York State. We are currently moving to a facilities-based platform by deploying a state-of-the-art, all packet-switched network. Our network is based on an advanced transmission protocol used on the internet and asynchronous transfer mode, or ATM, architecture, which is used for transmitting data, voice, and video signals over virtual circuits. In May 1999, we began testing of our network with some of our customers. By late summer, we expect to begin providing, and billing for, commercial service to a limited number of customers on our network.

     We became an integrated communications provider in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. (now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of March 31, 1999, after only 15 months as an integrated communications provider, we were serving over 9,000 customers and had over 142,000 access lines and equivalent circuits in service.

Our Services

     We offer the following services:

Local Telephone Services.   We offer connections between customers'
telecommunications equipment and the local telephone network, which we currently lease from incumbent local exchange carriers. For large customers or customers with specific requirements, we integrate customer-owned private branch exchange, or PBX, systems with analog or digital trunks. We also provide all associated call processing features as well as dedicated private lines for both voice and data applications.

Long Distance Telephone Services.   We offer a full range of domestic (interLATA
and intraLATA) and international long distance services, including "1+" outbound calling, inbound toll free service, standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services.   We offer a wide array of dedicated and switched high
speed digital data services. Dedicated services include digital data services, such as DS-1 and DS-3, and Fiber Distributed Data Interface products. Switched or virtual digital services include integrated services digital network, or ISDN, frame relay and ATM products.

Internet Services.   We offer dedicated high speed internet access and services via digital data services, frame relay, and high speed digital transmission links such as T-1 and T-3. In addition, we offer switched digital access to the internet via ISDN. We provide the necessary communications hardware, configuration support and other support services on a 24-hour, 7-day a week basis.

Wholesale Services to Internet Service Providers.   We provide a full array of
local services to internet service providers, or ISPs, including telephone numbers and switched and dedicated access to the internet.

Future Service Offerings.   Following deployment of the network, we may offer
the following additional services: web hosting, e-commerce, data security and storage, applications services, systems integration, consulting and network monitoring services, customized virtual private networks and other data, voice and enhanced network products.

Our Integrated Communications Network

     We began deploying the first phase of our state-of-the-art, packet-switched network in January 1999. We believe our network will enable us to improve margins, enhance network and service quality and broaden our range of product offerings. The network is an advanced network, using Cisco BPX(R) and MGX/TM/ switches. Our network will deliver enhanced access services such as traditional dedicated services, frame relay, internet protocol, video and circuit emulation transport services. We believe that our network will ultimately enable us to deliver voice and data services across a single multi-service dedicated connection. We also expect our network to lower customers' overall telecommunications costs and stimulate demand for new high capacity services.

     The first phase of our network includes 22 Cisco advanced data switches and two network operation centers. Our primary network operations center is located in Waltham, Massachusetts technology center. Our fully redundant, back-up network operations center is located in Springfield, Massachusetts. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 and NorthEast Optic Network. Initially, we have obtained high capacity OC-3 circuits between our switches providing multiple, redundant connections. The initial transmission infrastructure will consist of fiber optic rings with automatic re-routing in either direction covering the southern, western and eastern New England regions. This SONET technology permits full circuit redundancy and route diversity. The network will also allow us to take advantage of available technology such as dense wave digital multiplexing, or DWDM, to meet increasing customer demands for reliable, large capacity voice, data and video connectivity. We have also arranged to co-locate our switching hubs in Level 3 and NorthEast Optic Network facilities along selected fiber routes.

     We intend to access customer locations from our network through our PowerPath/SM / services. These will include a variety of high capacity, or broadband, technologies, including leased T-1s, DSL service, wireless technologies and fiber optic facilities, as available. Initially, we will offer dedicated long distance and data services over our network. We believe that these services represent over 50% of our target customers' fixed line telecommunications spending. The balance represents local dial tone services which we currently obtain from other carriers. We plan to incorporate local dial tone service into our packet-switching architecture as that technology matures.

     Our network strategy to incorporate local dial tone functionality at a later stage will allow us to simplify the transitioning of existing customers on-net because a disconnection from the incumbent local exchange carrier and reconnection to our network will not be required. To transition our customers on-net, we will simply be required to reprogram our customer's PBX and/or wide area network routers to direct long distance and data traffic to our network. This strategy will also allow our customers to retain their existing phone numbers as well as have the built-in redundancy of the separate physical connection to the incumbent local exchange carrier. At a later stage, using telephone number portability which we expect to be available throughout our territory, we will be able to more easily transition our customers' local dial tone service onto our network.

     The network will include the following data services: point-to-point private line, frame relay, ATM, internet access, virtual private network services for on-net data traffic and network-to-network interface points to other data carrier networks and internet service providers. The network will initially include the following voice services: dedicated long distance and corporate intranet services. We expect that the network will handle the full range of voice services when we integrate local dial tone capabilities into our network.

Sales and Customer Care

     We market telecommunications services by developing long-term business relationships with our customers and offering them comprehensive management of their telecommunications requirements. Each of our customers is assigned a local dedicated team consisting of a sales executive and a network consultant. This team provides a single point of contact for our customer's needs. This team works together with the customer to design, implement and maintain an integrated telecommunications solution. This team also reviews and updates the customer's services on a regular basis. We believe that providing localized, high quality customer care promotes continued sales of new services and reduces customer churn.

Sales and Service Infrastructure.   Our branches are currently staffed with over
300 individuals, representing approximately 80% of our employees. As of June 2, 1999, there were 163 sales executives, 95 network consultants, 26 branch/regional managers and 16 service managers located in 25 sales branches serving markets in Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New York, Rhode Island and Vermont.

Customer Sales and Service Model.   At their first meeting with a prospective
customer, our sales executives analyze the customer's current telecommunications usage and costs. Sales executives then outline the range of services and potential savings we offer and make recommendations to optimize the customer's current network. Sales executives also discuss the benefits of our comprehensive customer care program and develop account telemanagement plans designed to balance network expense and utility. Sales executives and network consultants continue to review the customer's telecommunications usage and requirements and update the customer's suite of services and network design. We believe the relationship-intensive approach of assigning sales executives and network consultants to each customer account results in high customer satisfaction and retention rates.

     Our sales executives regularly participate in training programs on subjects such as solution-oriented sales, comprehensive customer care, network design and other technical features of our services. We seek to motivate and retain our sales executives through extensive training and a commission structure that supports our relationship oriented sales and service policies.

Customer Care.   Our network consultants are trained in our service offerings and are responsible for customer care. Network consultants are located in each of our sales branches and are assigned directly to individual customer accounts in direct support of the sales executives. Our localized, multi-step customer care process provides an ongoing and comprehensive service program to our customers. This process ranges from long-term consultative planning to day-to-day handling of service issues.

     Our customer care program is designed to provide prompt action in response to customer inquiries and complaints. The local sales branches are staffed 11 hours a day, 5 days a week. At other times, incoming calls automatically roll over to a central customer care center which is staffed 24 hours a day, 7 days a week. We believe that our network consultants are motivated to provide the highest level of customer care because a significant portion of their compensation is based on customer retention and satisfaction.

Our Information Systems

     Our information systems include five central applications which fully integrate our sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed for high transaction volumes, accurate throughput, timely installation, accurate billing feeds and quality customer service. Data entered in one application is generally exported into all other applications. Each branch office is served by a LAN connected via frame relay to the central processor. Our employees have online access to our information systems from their branch desktops or docking stations.

     We also have an electronic interface to most of our major suppliers. When a sales executive places an order for one of these suppliers, our information systems electronically direct it to the appropriate supplier and monitors any delays in provisioning the order. Once the order is provisioned, our information systems automatically remove it from the in-process order file, update the customer's service inventory and network configuration, initiate billing, post the sales executive's commission and update our financial reports.

     Our information systems include the following applications:

Account and Sales Management.   Our account management application is the hub of
our information systems. It stores all of our customer-related information, such as location detail, contact information, transaction history and account profile. Our account management application also automatically exports data to our customized sales application. Our sales application is a fully-integrated database that provides sales personnel with access to information for pricing services, customized sales proposals, customer correspondence, sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles of our current and prospective customers. These historical profiles include details of installed services, recent transactions and billing history. Our sales system can be used both on-and off-line. All entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a salesperson connects to the network.

Customer Care.   Our network consultants use our account care application to review installed services, make additions, changes and deletions to accounts, initiate and track repair and service work and review past billing for any customer. This closed loop application provides automatic follow up and records all transactions in a customer history file. Service orders and repair requests input in our account care application are automatically exported into our provisioning application.

Provisioning.   We generally direct customer orders through our provisioning application electronically to our major suppliers. We track these orders through our account care application from initiation through completion. If any delay in provisioning occurs, the proactive nature of this application alerts the sales executive or network consultants who can take corrective action and notify the customer of the delay. Once the order has been filled the information is automatically fed to our billing application.

Billing and Customer Interface.   Our billing application allows us to provide
our customers a single bill for all the services we provide. Our billing application also allows the customer to review historic bill detail, perform customized usage analyses and download information directly to their own accounting applications. Using a secure Web-based application called IntelliVIEW, our customers have near real-time online access to our billing application. Using IntelliVIEW, our customers are able to review and analyze their bills and related information. Customer billing statements are also available on CD ROM, diskette or paper. Paper statements generated by our billing application offer our customers different telemanagement formats.

Financial. Data from our billing application is automatically exported to our financial application. Our financial application tracks and prepares reports on sales activity, commissions, branch operations, branch profitability and cash flows. The financial application also compiles this data for our periodic financial reports. In addition, this application provides internal controls for revenue tracking and costing. The integrated nature of our information systems allows us to operate each branch as a separate profit and loss center.

     We are actively upgrading our information systems to a three-tiered client/server architecture in order to support our network. We have selected Oracle's relational database for the first tier, which is our data repository and warehouse. We will vertically integrate our second tier business applications described above with the data repository using a messaging product from TIBCO Corporation. Third tier users, such as customers, vendors, partners and internal users, will access the second tier business applications using either UNIX, Windows 95 or standard browsers. We expect that this three-tiered architecture will allow us to grow and expand our business, replace and upgrade business applications without impacting other applications and provide us with reliable data.

Competition

     We operate in a highly competitive environment. We have no significant market share in any market in which we operate. We will face substantial and growing competition from a variety of data transport, data networking and telephony service providers. We will face competition for the provision of integrated telecommunications services as well for the individual service components that comprise our integrated services. Many of these competitors are larger and better capitalized than we are. Also, many of our competitors are incumbent providers, with long standing relationships with their customers and greater name recognition.

     Bell Atlantic is a competitor for local and data services, and, we expect based on regulatory developments, eventually will be a competitor for long distance services as well. Major competitors in our markets for the provision of integrated telecommunications solutions include WinStar Communications, Inc. and Teligent, Inc. Network Plus is a competitor in our market for the provision of long distance and, to some extent, local services. Competitors for our data services also include AT&T Local (Teleport) and MCI Worldcom (Brooks Fiber and
MFS). Our competitors for long distance services include all the major long distance carriers such as AT&T, MCI Worldcom and Sprint.

     In addition, the continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. Examples of some of these alliances include: Bell Atlantic's proposed acquisition of GTE, SBC's proposed merger with Ameritech, AT&T's acquisition of TCI and proposed acquisition of Media One, US West's proposed merger with Global Crossing, Global Crossing's proposed acquisition of Frontier Corp. and SBC's acquisition of SNET. Many of these combined entities have or will have resources far greater than ours. These combined entities may provide a bundled package of telecommunications products that is in direct competition with our products. These combined entities may be capable of offering these products sooner and at more competitive rates than we can.

Competition for Provision of Integrated Telecommunications Services.   The
number of competitors able to provide integrated telecommunications services has increased because of the current regulatory trend toward fostering competition and the continued consolidation of telecommunications service providers. Many facilities-based integrated communications providers and long distance carriers have committed substantial resources to building their own networks or to purchasing carriers with complementary facilities. Through these strategies, a facilities-based provider can offer single source local, long distance and data services similar to those that we will offer. The alternative strategies available to these competitors may provide them with greater flexibility and a lower cost structure.

     Once the Regional Bell Operating Companies, or RBOCs, are allowed to offer in-region long distance services under the terms of Section 271 of the Telecommunications Act, they will be in a position to offer local and long distance services similar to the services we offer. No RBOC is currently permitted to provide inter-LATA services for calls originating in their region. We cannot assure you that this will continue to be the case. The FCC must approve RBOC provision of in-region interLATA long distance services and can only do so upon finding that the RBOC has complied with the 14-point checklist outlined in Section 271 of the Telecommunications Act. This 14-point checklist is designed to ensure that RBOC competitors have the ability to provide local telephone services in competition with the RBOC. The FCC has not yet found that any RBOC has complied with the 14-point checklist.

     Although the Telecommunications Act and other federal and state regulatory initiatives will provide us with new business opportunities, as competition increases regulators are likely to provide the incumbent local exchange carriers with more pricing flexibility. Our revenues may be adversely affected if the incumbent local exchange carriers elect to lower their rates and sustain these lower rates over time. We believe that we may be able to offset the effect of lower rates by offering new services to our target customers, but we cannot assure you that this will occur. In addition, if future regulatory decisions give incumbent local exchange carriers increased pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on our business.

Competition for Provision of Local Exchange Services.   In the local exchange
market, incumbent local exchange carriers, including RBOCs, continue to hold near-monopoly positions. We also face competition or prospective competition from one or more integrated communications providers, and from other competitive providers, including non-facilities-based providers. Many of these competitors are larger and better capitalized than we are. Some carriers have entered into interconnection agreements with incumbent local exchange carriers and either have begun, or in the near future likely will begin, offering local exchange service in each of our markets. Further, as of February 8, 1999, the largest long distance carriers were permitted to bundle local and long distance services. This removes one of our competitive advantages. Other entities that currently offer or are potentially capable of offering switched services include cable television companies, electric utilities, other long distance carriers, microwave carriers, and large customers who build private networks.

     Wireless telephone system operators are also competitors in the provision of local services. Cellular, personal communications service, and other commercial mobile radio services providers may offer wireless services to fixed locations, rather than just to mobile customers. This ability to provide fixed as well as mobile services will enable wireless providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with us and other providers of traditional fixed telephone service. In addition, the FCC recently auctioned substantial blocks of spectrum for fixed use including local exchange services. We expect exploitation of this spectrum to increase competition in the local market.

     The World Trade Organization recently concluded an agreement that could result in additional competitors entering the U.S. local and long-distance markets. Under the WTO agreement, the United States committed to open telecommunications markets to foreign-owned carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. We cannot predict whether foreign-owned carriers will enter our markets as a result of the WTO agreement.

Competition for Provision of Long Distance Services.   The long distance market
is significantly more competitive than the local exchange market. In the long distance market numerous entities compete for the same customers. In addition, customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. This results in a high average rate of customer loss, or churn, in the long distance market. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Competition in this market will further increase once RBOCs are permitted to offer interLATA long distance services.

Data and Internet Services.   The market for high speed data services and access
to the internet is highly competitive. We expect competition in this market to continue to intensify. Our competitors in this market will include internet service providers and other telecommunications companies, including large interexchange carriers and RBOCs. Many of these competitors have greater financial, technological and marketing resources than those available to us. Recently, various RBOCs have filed petitions with the FCC requesting regulatory relief in connection with the provision of their own data services, including DSL services. In response to these petitions, the FCC issued a decision that data services generally are telecommunications services that, when provided by incumbent local exchange carriers, are subject to the unbundling, resale, and other independent local exchange carrier obligations prescribed in Section 251 of the Telecommunications Act. Petitions have been filed with the FCC asking them to reconsider this decision. The FCC also has initiated a proceeding to determine whether independent local exchange carriers will be able to escape their Section 251 obligations by providing data services through "truly" separate affiliates, whether the FCC will require incumbent local exchange carriers to unbundle their DSL equipment and resell DSL services, and whether the FCC will grant RBOCs interLATA relief for the provision of data services. We cannot predict the effect that this proceeding will have on our ability to obtain facilities and services from incumbent local exchange carriers and on the competition that we will face from incumbent local exchange carriers in the data services market.

Government Regulation

     The local and long distance telephony services and, to a lesser extent, the data services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to the provision of intrastate communications services. Local governments sometimes impose franchise or licensing requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

     In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation is not intended to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degree, the manner in which this industry operates. We cannot predict the outcome of these proceedings, or their impact on the telecommunications industry at this time.

Federal Regulation

     We are currently not subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act. We are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable discrimination" in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

     Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides us with new opportunities and challenges.

     The Telecommunications Act greatly expands the interconnection requirements on the incumbent local exchange carriers. The Telecommunications Act requires the incumbent local exchange carriers to:

 .    provide physical collocation, which allows companies such as us and other competitive local exchange carriers to install and maintain their own network termination equipment in incumbent local exchange carrier central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible;

 .    unbundle components of their local service networks so that other providers of local service can compete for a wide range of local services customers; and

 .    establish "wholesale" rates for their services to promote resale by competitive local exchange carriers.

 .    In addition, all local exchange carriers must:

 .    establish number portability, which will allow a customer to retain its existing phone number if it switches from the local exchange carrier to a competitive local service provider;

 .    provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way.

 .    compensate other local exchange carriers on a reciprocal basis for traffic originated on one local exchange carrier and terminated on the other local exchange carrier.

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its interconnection order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters. We also cannot predict the possible impact of this decision on existing interconnection agreements between incumbent local exchange carriers and competitive local exchange carriers or on agreements that may be negotiated in the future.

     Although most of the FCC rules that the Supreme Court was considering were upheld, the Court vacated the FCC's rule that identifies the unbundled network elements that incumbent local exchange carriers must provide to competitive local exchange carriers. The FCC recently initiated a new proceeding to reexamine whether it will identify which unbundled network elements incumbent local exchange carriers must provide, and, if so, how to identify those elements. It is unclear how the FCC will decide this issue or the effect that the FCC's decision will have on our business or operations.

     The FCC recently adopted new rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation at incumbent local exchange carrier central offices by, among other things, restricting the incumbent local exchange carriers' ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements to competitive local exchange carriers. The FCC also initiated a new proceeding to address line sharing, which, if implemented, would allow competitive local exchange carriers to offer data services over the same line that a consumer uses for voice services without the competitive local exchange carrier having to provide the voice service. While we expect that the FCC's new collocation rules will be beneficial to us, we cannot be certain that these new rules will be implemented in a favorable manner. Moreover, incumbent local exchange carriers or other parties may ask the FCC to reconsider some or all of its new collocation rules, or may appeal these rules in federal court. We cannot predict the outcome of these actions or the effect they may have on our business.

     Under the Communications Act, incumbent local exchange carriers have an obligation to negotiate with us in good faith to enter into interconnection agreements. We will need interconnection agreements to provide enhanced connectivity to our network and to provide local dial tone services. If we cannot reach agreement, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last up to 9 months. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes in our favor. Moreover, as explained above, the FCC rules governing pricing standards for access to the networks of the traditional telephone companies are currently being challenged in federal court. If the courts overturn the FCC's pricing rules, the FCC may adopt a new pricing methodology that would require us to pay a higher price to traditional telephone companies for interconnection. This could have a detrimental effect on our business.

     The Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's 14-point competitive checklist. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. However, to date, the FCC has denied each of the RBOC's applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. We anticipate that a number of RBOCs will file additional applications in 1999.

     In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we are not currently planning to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition. Moreover, the FCC's universal service rules remain subject to judicial appeal and further FCC review. Additional changes to the universal service program could increase our costs.

     On November 1, 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. This order subsequently was stayed by a federal appeals court, and it is unclear at this time whether the detariffing order will be implemented. In June 1997, the FCC issued another order stating that non-dominant local exchange carriers, like us, could withdraw their tariffs for interstate access services provided to long distance carriers. The FCC continues to require that carriers obtain authority to provide service between the United States and foreign points and file tariffs for international service. If the FCC's orders become effective, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. If we cancel our FCC tariffs as a result of the FCC's orders, we will need to implement replacement contracts which could result in substantial administrative expenses.

     In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, nonetheless require long distance carriers to make specific public disclosures on the carriers' Internet websites of their rates, terms and conditions for domestic interstate services. The effective date for these rules is also delayed until a court decision on the appeal of the FCC's detariffing order.

     Recently, the FCC has determined that both dedicated access and dial-up calls from a customer to an internet service provider, or ISP, are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of a local exchange carrier to pay reciprocal compensation for dial-up calls to internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. Moreover, several states are considering this issue, and one state has held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at internet service providers. In addition, one RBOC has petitioned the FCC for a ruling that telephone-to-telephone calls made over the internet are subject to regulation as a telecommunications service under the Communications Act. Although the FCC has suggested that such internet-based telephone-to-telephone calls may be considered a telecommunications service, it has not reached a final decision on that issue. We cannot predict the effect that the FCC's resolution of these issues will have on our business.

     In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the RBOCs and a few other local exchange carriers to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes that could unfairly hinder competitive local exchange carriers by requiring their customers to use 10 digit dialing while existing independent local exchange carrier customers use 7 digit dialing. These regulations also prohibit incumbent local exchange carriers which are still administering central office numbers pending selection of the neutral administrator from charging "code opening" fees to competitors unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as "number portability." In May 1999, the FCC initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. We cannot predict the outcome or the effects of the FCC's resolution of this issue.

     A customer's choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." Slamming is such a significant problem that it was addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage and business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules (which originally covered only long distance) to local service as well.

State Regulation

     To the extent that we provide telecommunications services which originate and terminate in the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate service and become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, as discussed above, and impose their own regulation of local exchange and interexchange services so long as such regulation is not inconsistent with the requirements of the Telecommunications Act. For instance, states may impose tariff and filing requirements, consumer protection measures and obligations to contribute to universal service, and other funds.

     We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that the FCC or state commissions would grant us authority to complete any of these transactions.

     We have state regulatory authority to provide competitive local exchange services and interexchange services in nine states. We also have state regulatory authority to provide interexchange services in approximately 31 additional states. In some states, in which we have or have had de minimis intrastate interexchange revenues, we have not obtained authorization to provide such interexchange services or have allowed such authorization to lapse. We have either subsequently obtained, or are in the process of applying to obtain, the appropriate authorization in these states.

     The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive local services. States, however, may still restrict competition in some rural areas. As a result of this preemption, we will be free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Local Government Regulation

     We may be required to obtain from municipal authorities street opening and construction permits to install our facilities in some cities. In some of the areas where we provide service, we are subject to municipal franchise requirements requiring us to pay license or franchise fees either on a percentage of gross revenue, flat fee or other basis. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which we operate or plan to operate or whether it will be implemented without a legal challenge.

Employees

     As of June 2, 1999, we employed 390 persons. None of our employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Our headquarters and technology center are located in leased space in Waltham, Massachusetts. We have a back-up network operations center in Springfield, Massachusetts. We also lease offices in eight states. Although we believe that our leased facilities are adequate at this time, we expect to lease a significant number of additional sales facilities in connection with our planned expansion in existing markets and into new markets.

ITEM 3.  LEGAL PROCEEDINGS

     (a)  Pending Legal Proceedings.

          We are party to suits and regulatory proceedings arising in the normal course of business which we believe are not material individually or in the aggregate.

     (b)  Legal Proceedings Terminated in the Fourth Quarter.

          In December 1997, we terminated our agency contract and filed suit against Bell Atlantic for, among other things, breach of contract, including the failure of Bell Atlantic's retail division to pay agency commissions owed to us. This litigation was settled on February 24, 1999. Under the terms of the settlement, we will receive cash and other consideration. Both parties have agreed to keep the specific terms of the settlement confidential.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "CPTL." Following is the range of high and low trading prices on the Nasdaq National Market for the CTC Communications common stock for the periods indicated.

                                        Price Range
                                      ---------------
                                       High     Low
                                      -------  ------
  Calendar Year 1997
     Second Quarter  ...............   $10.00   $6.88
     Third Quarter  ................   $ 9.75   $7.06
     Fourth Quarter  ...............   $15.94   $8.00
  Calendar Year 1998 ...............
     First Quarter  ................   $14.94   $5.13
     Second Quarter  ...............   $ 9.88   $6.50
     Third Quarter  ................   $ 8.50   $4.75
     Fourth Quarter  ...............   $ 9.00   $4.00
  Calendar Year 1999 ...............
     First Quarter  ................   $17.50   $8.38

  The last sale price of the common stock on the Nasdaq National Market on June 10, 1999 was $19.375. Our common stock was held by 497 stockholders of record.

  We have never paid cash dividends on our common stock and we have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business. In addition, the terms of the credit and vendor facilities and the Series A preferred stock restrict our ability to pay cash dividends on our common stock. We also expect the terms of agreements governing any future indebtedness to restrict our ability to pay cash dividends.

  During the quarter ended March 31, 1999, CTC Communications sold the following securities that were not registered under the Securities Act:

  (a) 53,352 shares of common stock for an aggregate consideration of $66,585 pursuant to the exercise of employee incentive stock options by employees of CTC Communications.

  (b) On January 15, 1999, CTC Communications issued to Relational Funding Corporation, in consideration for the provision of a master equipment lease agreement, warrants to purchase 55,555 shares of common stock at a purchase price of $9.00 per share.

  (c) On March 24, 1999, CTC Communications issued to Toronto Dominion (Texas), Inc. in consideration for the provision of a standby credit facility in the aggregate amount of up to $30 million, warrants to purchase an aggregate of 69,216 shares of common stock at a purchase price of $11.1825 per share.

  All of the above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data for the five years ended March 31, 1999 are derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors. You should read the following financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

  All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the five-for-four stock split effected in fiscal year ended March 31, 1995, and the three-for-two stock split and the two-for-one stock split effected in fiscal year ended March 31, 1996.

                                                                    Fiscal Year ended March 31,
                                                       ------------------------------------------------------
                                                         1995       1996       1997        1998       1999
                                                       ---------  ---------  ---------  ----------  ---------
                                                       (dollars in thousands, except per share information)
Statement of Operations Data
Agency revenues  .....................................   $18,898    $25,492    $29,195    $24,775   $     --
Telecommunications revenues  .........................     3,038      5,383     11,095     16,172     70,964
                                                         -------    -------    -------    -------   --------
    Total revenues  ..................................    21,936     30,875     40,290     40,947     70,964
Cost of telecommunications revenue  ..................     2,451      4,242      8,709     14,038     61,866
Selling, general and administrative expenses  ........    17,319     20,009     23,820     31,492     57,663
Income (loss) from operations  .......................     2,166      6,624      7,761     (4,583)   (48,565)
Net income (loss)  ...................................     1,472      4,094      4,683     (2,884)   (51,996)
Income (loss) per share
  Basic  .............................................      0.18       0.43       0.49      (0.29)     (5.24)
  Diluted  ...........................................      0.17       0.38       0.43      (0.29)     (5.24)
Other Financial Data
Gross profit.........................................        n/m        n/m        n/m        n/m   $  9,098
EBITDA (loss) .......................................    $ 2,932    $ 7,295    $ 8,519    $(2,992)   (42,760)
Capital expenditures.................................        599        759      1,222      6,109     36,041
Net cash (used) provided by operating activities ....      1,580      2,192      3,572     (7,951)   (33,254)
Net cash used in investing activities................        599        759      1,222      4,765      6,282
Net cash provided by financing activities  ..........        171        119        114      8,479     39,622


                                                                As of March 31,
                                                       ----------------------------------
                                                        1995     1996     1997     1998      1999
                                                       -------  -------  -------  -------  ---------

                                                                  (dollars in thousands)
Balance Sheet Data
Cash and cash equivalents  ..........................   $2,391  $ 3,942  $ 6,406  $ 2,168  $  2,254
Total assets  .......................................    7,726   12,509   20,186   30,967    69,402
Total long-term debt, including current portion  ....       --       --       --    9,673    66,857
Series A redeemable convertible preferred stock  ....       --       --       --             12,949
Stockholders' equity (deficit)  .....................    5,526    9,495   14,292   11,580   (39,500)

     Gross profit is not meaningful, n/m, for the fiscal year ended March 31, 1998 and prior periods because our revenues for these periods consisted primarily of agency commissions and costs associated with agency revenues were included primarily in selling, general and administrative expenses. EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry. Other companies may calculate it differently from us. EBITDA is not a measurement of financial performance under generally accepted accounting principles. We believe you should not consider EBITDA as an alternative to net income (loss) as a measure of results of operations or to GAAP-based cash flow as a measure of liquidity. Capital expenditures consists of additions to property and equipment acquired for cash or under notes payable and capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Historically, we have generated agency revenues and telecommunications revenues. Agency revenues consist of commissions we earned as an agent of Bell Atlantic and other Regional Bell Operating Companies, and long distance providers. Telecommunications revenues are generated by our sale of local, long distance, frame relay, internet access and other communications services. For the fiscal year ended March 31, 1998, agency commissions accounted for approximately 60% of our revenues, with telecommunications revenues accounting for the other 40%. As a result of our transition to an integrated communications provider strategy in December 1997, agency commissions earned after that date are not material.

     Our financial information for the fiscal year ended March 31, 1999 reflects a full year of operations as an integrated communications provider. Our financial information for periods ended on or before December 31, 1997 primarily reflects our operations as an agent for Bell Atlantic. Because of our transition to an integrated communications provider strategy and our network buildout, most of the financial information for these periods does not reflect our current business and is not comparable to results for subsequent periods.


Results of Operations

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998.

     Total revenues for the fiscal year ended March 31, 1999 were $70,964,000, an increase of 73% from $40,947,000 for the preceding fiscal year. As an integrated communications provider, revenues for fiscal 1999 reflect our direct sales of local telecommunication services in addition to our direct sales of other telecommunications services. Revenue for fiscal 1998 reflect only agency commissions on local telecommunications services as well as our direct sales of other telecommunications services.

     A common basis for measurement of an integrated communications provider's progress is the growth in access lines and equivalent circuits, or ALEs. During the quarter ended March 31, 1999, voice and data ALEs in service increased by 38,935, or approximately 38%, from the quarter ended December 31, 1998. This brought our total ALEs in service to 142,207 for our first 15 months as an integrated communications provider. Data ALEs increased by approximately 45% from the quarter ended December 31, 1998 to 28,502, or 20% of total ALEs in service, as of March 31, 1999. Data ALEs at March 31, 1999 include 6,720 ALEs purchased by other carriers including internet service providers.

     Costs of telecommunications revenues increased to $61,866,000 for fiscal 1999 from $14,038,000 for fiscal 1998 as a result of our decision to provide local services directly instead of providing local services on an agency basis. However, as a percentage of telecommunications revenue, costs of telecommunications revenues remained at 87% for fiscal 1999 and 1998.

     Selling, general and administrative expenses increased 83% to $57,663,000 in fiscal 1999 from $31,492,000 for fiscal 1998. This increase was primarily due to increased number of service and technical employees hired and other expenses incurred in connection with becoming an integrated communications provider. Also contributing to the increase were approximately $9,301,000 of expenses and charges relating to the litigation and settlement with Bell Atlantic. See "Legal Proceedings." Selling, general and administrative expenses also increased for fiscal 1999 due to increased depreciation and amortization expenses of $5,728,000 associated with the investments we made in equipment and software for our network.

     Interest and other expense increased to $4,957,000 for the fiscal year ended March 31, 1999, as compared to interest and other income of $213,000 for the fiscal year ended March 31, 1998. The increase is due to increased borrowings to fund our operating losses and the deployment of our network, the fees associated with our credit and vendor financing facilities and the amortization of the interest expense associated with warrants issued in connection with financings.

     The benefit for income taxes, which is limited to refunds available on a loss carryback basis, has been recognized ratably as a percentage of our estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate of the benefit varied with changes in management's estimates.

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     The results for the fiscal year ended March 31, 1998 reflect our decision to leave the Bell Atlantic agency program in December 1997 and our commencement of operations as an integrated communications provider. This decision adversely affected revenues and expenses to a certain extent in the third quarter as we prepared for this transition and significantly affected revenues in the fourth quarter after the transition had been effected. Total revenues of $40,947,000 for fiscal 1998 were essentially flat as compared to $40,290,000 for the fiscal year ended March 31, 1997. Agency revenues decreased 15% to $24,775,000 for fiscal 1998 from $29,195,000 in fiscal 1997, primarily as a result of fourth quarter revenues of only $194,000, as compared to $8,354,000 for the same period of fiscal 1997. This decrease reflects the fact that we left the Bell Atlantic agency program in December 1997, and thus no Bell Atlantic agency revenues were reported in the fourth quarter of fiscal 1998. Telecommunications revenues increased 46% to $16,172,000 for fiscal 1998 from $11,095,000 for fiscal 1997.
This increase reflects the increased sales of long distance, internet access, and frame relay data services as well as the commencement of our sale of local telecommunications services as an integrated communications provider in the fourth quarter of fiscal 1998. Although local telecommunications sales increased during the fourth quarter, they were significantly less than we expected as a result of the imposition of the temporary restraining order in connection with the Bell Atlantic litigation initiated in February 1998, which required us to sell these local services only to new customers, resulting in a longer sales cycle. This temporary restraining order was dissolved in August 1998.

     Costs of telecommunications revenues increased 61% to $14,039,000 for fiscal 1998 from $8,709,000 for fiscal 1997. As a percentage of telecommunications revenues, cost of telecommunications revenues was 87% for fiscal 1998 as compared to 78% for fiscal 1997. This overall increase was due primarily to increased sales of telecommunications services and increased costs for those services sold. Due largely to the initiation of local telecommunications sales in the fourth fiscal quarter, cost of telecommunications revenues for this period increased 127% to $5,944,000 from $2,615,000 for the same period in fiscal 1997. These increases as a percentage of revenues were attributable to fixed costs associated with the sale of local telecommunications services, lower long distance rates extended to customers in advance of rate decreases from one of our long distance suppliers, increased costs associated with adding new customers and services, and costs associated with phasing out our debit card program.

     Selling, general and administrative expenses increased 32% to $31,492,000 in fiscal 1998 from $23,820,000 in fiscal 1997. This increase was a result of the increased number of sales and service employees hired in connection with our transition to an integrated communications provider, increased payments of commission and bonuses, increased corporate and administrative expenses, increased depreciation associated with greater capital expenditures, expenses related to new branch openings and a $1,200,000 charge for estimated costs attributable to our litigation with Bell Atlantic.

Liquidity and Capital Resources

     Prior to March 1998, we had funded our working capital and operating expenditures primarily from cash flow from operations. Commencing in April 1998, we have funded our transition to an integrated communications provider, expansion of our sales branches, operating losses and the deployment of our network by raising additional equity capital and through bank, vendor and lease financing.

     In April 1998, we completed a $12.0 million private placement of Series A redeemable convertible preferred stock and warrants to Spectrum Equity Investors II, L.P. We also received a commitment on June 30, 1998 from Spectrum to purchase, at our option, an additional $5.0 million of preferred stock on the same terms and conditions as the Series A preferred stock, which option extends until June 30, 1999.

     On September 1, 1998, we entered into a senior secured credit facility with Goldman Sachs Credit Partners and Fleet National Bank. Under the terms of this senior secured credit facility, the lenders have provided a three-year credit facility to us consisting of revolving loans in the aggregate amount of up to $75.0 million. Under our senior secured credit facility we may borrow $15.0 million unconditionally and an additional $60.0 million based on trailing 120 days accounts receivable collections, reducing to trailing 90 days accounts receivable collections by March 31, 2000. As of March 31, 1999, we had availability of $45.2 million under this senior secured credit facility, of which we had borrowed approximately $36.1 million.

     On October 14, 1998, we entered into an agreement with Cisco Systems Capital Corporation, or Cisco Capital, for up to $25.0 million of vendor financing. Under the terms of the agreement, we have agreed to a three-year, $25.0 million volume purchase commitment of Cisco equipment and services and Cisco Capital has agreed to advance funds as these purchases occur. Up to $10.0 million of the vendor facility can be utilized for costs associated with the integration of Cisco equipment and related peripherals. Under the terms of the vendor facility, we are required to pay interest on funds advanced under the facility at an annual rate of 12.5%. As of March 31, 1999, we had borrowed $15.4 million under the vendor facility.

     Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of up to $16.2 million of equipment and software. As of March 31, 1999, the aggregate amount borrowed under these agreements was approximately $14.0 million.

     In order to provide liquidity, we entered into a loan agreement dated as of March 15, 1999 with Toronto Dominion (Texas), Inc. to provide an unsecured standby credit facility for up to $30.0 million for capital expenditures and other general corporate purposes. Availability under this facility will be reduced by any proceeds of our common stock offering described below. If we raise at least $30.0 million in that offering, this facility will terminate upon the closing of the offering. Under this facility, $10.0 million is immediately available and the remaining $20.0 million will become available if we raise an additional $5.0 million of proceeds from the issuance of equity. We currently intend, and are able, to call the Spectrum commitment described above if before June 30, 1999, we have not received a replacement equity commitment or a waiver of the $5.0 million equity requirement from Toronto Dominion.

     We have filed a registration statement for a public offering of up to 2,875,000 shares of our common stock. There can be no assurance, however, that this offering will be consummated.

     As we continue to deploy our network, further penetrate our existing region and expand into new markets throughout the Boston--Washington, D.C. corridor, we will need significant additional capital. We believe that the proceeds of the $5.0 million Spectrum option described above, the availability under our standby facility with Toronto Dominion, together with cash on hand, the amounts we expect to be available under our bank, lease, and vendor financing arrangements will be sufficient to fund our capital requirements for at least the next 12 months. During this period we will seek to raise additional capital through the issuance of debt and possibly equity securities, the timing of which will depend on market conditions, and which could occur in the near future. We may also seek to raise additional capital through vendor financing, equipment lease financing and bank loans.

     We cannot assure you that additional financing will be available on terms acceptable to us when we need it. The agreements governing our existing indebtedness limit our ability to obtain debt financing. If we are unable to obtain financing when we need it, we may delay or abandon our development and expansion plans. That could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

     On February 24, 1999, we settled a lawsuit against Bell Atlantic Corp. Under the terms of the settlement agreement we received cash and will receive other consideration to satisfy claims of commissions we earned while we were an agent for Bell Atlantic. Both parties have agreed to keep the specific terms of the settlement confidential. We do not expect to incur any additional material costs related to this matter subsequent to March 31, 1999.

Although we believe that the terms of the settlement will permit us to actively expand our customer base and increase our revenues and improve our margins from the sale of communications products and services, there is no assurance that we will do so. We do not expect to incur any additional material costs related to this matter subsequent to March 31, 1999.

     Working capital deficit at March 31, 1999 was $6,486,000 compared to a working capital surplus of $11,342,000 at March 31, 1998, a decrease of $17,828,000. This decrease is due primarily to the increase in accounts payable and accrued expenses associated with our transition to an integrated communications provider. We will fund this deficit through borrowings under our credit facilities, which are long term liabilities. Cash balances at March 31, 1999 and March 31, 1998 totaled approximately $2,254,000 and $2,168,000, respectively.

Year 2000 Compliance

Our State of Readiness

     We have evaluated the effect of the Year 2000 problem on our information systems. We are implementing plans to permit our systems and applications to effectively process information in order to support ongoing operations in the Year 2000 and beyond. We believe our information technology systems and non-information systems will be Year 2000 compliant by the end of 1999.

     In connection with the deployment of our new network, we have designed a new database architecture for our computer systems which we expect will be Year 2000 compliant. We expect installation of the network and related network control software to be completed in the summer of 1999. We expect installation of our new information systems related to our new network to be completed in the third or fourth quarter of 1999. We began testing our network and these new systems when we first began installation, and we expect testing to continue. We are also upgrading our current information systems to be Year 2000 compliant in case we have not completed installing our new systems by the end of 1999. Approximately 40% of our existing information systems are now Year 2000 compliant. We expect to complete this upgrade in the third or fourth quarter of 1999. While we expect that all significant information systems will be Year 2000 compliant in the third or fourth quarter of 1999, we cannot assure you that all Year 2000 problems in the new system will be identified or that the necessary corrective actions will be completed in a timely manner. We also expect our non-information systems to be Year 2000 compliant in the third or fourth quarter of 1999.

     We have requested certification from our significant vendors and suppliers demonstrating their Year 2000 compliance. Approximately 80% of vendors and suppliers have delivered these certifications. We will continue to seek additional certifications. However, we cannot assure you that we will receive any additional certifications. Generally, these certifications state that our vendors and suppliers are Year 2000 compliant but do not require any affirmative action if these certifications are inaccurate. We intend to continue to identify critical vendors and suppliers and communicate with them about their plans and progress in addressing Year 2000 problems. We cannot assure you that the systems of these vendors and suppliers will be timely converted. We also cannot assure you that any failure of their systems to be Year 2000 compliant will not adversely affect our operations.

Our Costs of Year 2000 Remediation

     We have incurred approximately $120,000 in costs to date related specifically to Year 2000 issues and expect to incur an additional approximately $380,000 in costs through the end of 1999. However, we cannot assure you that the costs associated with Year 2000 problems will not be greater than we anticipate.

Our Year 2000 Risk

     Based on the efforts described above, we currently believe that our systems will be Year 2000 compliant in a timely manner. We have completed the process of identifying Year 2000 issues in our information systems and non-information systems and expect to complete any remediation efforts in the third and fourth quarters of 1999.

     We cannot assure you that our operations and financial results will not be affected by Year 2000 problems. We may experience interruptions in service and not receive billing information in a timely manner if either our systems or those of our vendors or suppliers are not Year 2000 compliant in a timely manner. It is possible that we could experience other serious difficulties that we cannot presently predict.

Our Contingency Plans

     We have begun upgrading our current information systems as part of our contingency plans in case our new systems are not installed before the end of 1999. In addition, we intend to seek to identify alternate service providers in case our current providers are unable to adequately deliver services in the Year 2000. If it becomes necessary for us to implement a contingency plan, such plan may not avoid a material Year 2000 issue.

Description of Senior Secured Facilities

Fleet/Goldman Credit Facility

     As of September 1, 1998, we entered into a senior secured credit facility with Goldman Sachs Credit Partners, L.P., or GSCP, and Fleet National Bank, or Fleet. GSCP and Fleet provided us with a three-year senior secured credit facility consisting of revolving loans in the aggregate amount of up to $75 million. Advances under the facility bear interest at 1.75% over the prime rate. Advances under the facility are secured by a first priority perfected security interest on all of our assets, except that we have the ability to exclude assets we acquire through purchase money financing. In addition, we are required to pay a commitment fee of 0.5% per annum on any unused amounts under the facility. We are also required to pay a monthly line fee of $150,000 per month. In connection with this credit facility we issued to Goldman Sachs & Co. warrants to purchase 662,600 shares of our common stock and to Fleet National Bank warrants to purchase 311,812 shares of our common stock. We may borrow
$15 million unconditionally and $60 million based on trailing 120 days accounts receivable collections, reducing to the trailing 90 days of collections by March 31, 2000. If we wish to prepay the loan during the first 18 months we must pay a prepayment penalty of 2% of the aggregate amount of the facility. As of March 31, 1999, we had borrowed $36,145,000 under this credit facility.

     Under this credit facility, we have agreed, among other things, to maintain minimum quarterly net revenues, to achieve minimum EBITDA targets for rolling six-month periods measured at the end of each fiscal quarter and to achieve a minimum quarterly target of provisioned ALEs.

     We have also agreed that we will not, without the prior written consent of the lenders, with various exceptions:

 .    create, incur or assume any secured indebtedness,

 .    create, incur or assume any liens,

 .    enter into any merger, consolidation, reorganization, recapitalization or reclassification of our stock,

 .    sell, lease, assign, transfer or otherwise dispose of any of our assets,

 .    declare or pay any cash dividends or purchase, acquire or redeem any of our stock,

 .    make, acquire or incur any liabilities in connection with the acquisition of any entity or the acquisition of all or substantially all of the assets of any entity,

 .    make capital expenditures in excess of $32 million for the period from
     September 1, 1998 to March 31, 2000 and $87 million for the period from April 1, 2000 through September 1, 2001.

     Events of default under this credit facility include:

 .    failure to make payments on the loan,

 .    failure to observe various covenants,

 .    insolvency proceedings,

 .    the filing of any governmental liens in an amount exceeding $2 million,

 .    the filing of any judgment liens in an amount exceeding $2 million,

 .    default on a material agreement with obligations exceeding $2 million,

 .    payment of any subordinated indebtedness, except as specifically permitted,

 .    any material misrepresentation or misstatement in any warranty or representation,

 .    the limitation or termination of any guaranty, or

 .    the occurrence of a change of control, except in connection with the reorganization.

Cisco Capital Vendor Facility

     On October 14, 1998, we entered into a three-year vendor facility for up to $25 million with Cisco Capital. We have agreed to a three year, $25 million total volume purchase commitment of Cisco equipment and services. Cisco Capital has agreed to advance funds as these purchases occur. We can also use the facility for working capital costs associated with the integration and operation of Cisco solutions and related peripherals.

     Under the terms of the vendor facility and an intercreditor agreement between Cisco Capital and GSCP, we have agreed to give Cisco Capital a senior security interest in all products Cisco provides to us or other products purchased with the proceeds of the first $15 million advanced under the facility and a subordinate security interest in all of our other assets. We are required to repay 5% of the outstanding amount of the first $15 million of indebtedness advanced under the facility at the end of each of the ninth, tenth and eleventh quarterly periods during the term of the facility. We are required to pay interest on funds advanced under the facility at an annual rate of 12.5%. In addition to other amounts, we are also required to pay a commitment fee of .50% per annum on any unused amounts under the facility.

     This vendor facility limits or restricts, except as permitted under our senior secured credit facility and other than other various exceptions, our ability to: merge with or acquire all of the assets of any entity; sell or dispose of assets; purchase or otherwise acquire the capital stock or assets of any person, or extend any credit to any person; declare or pay any cash dividends; or redeem or purchase any capital stock.

     This vendor facility also limits or restricts, among other things, our ability to: incur additional indebtedness; amend, modify or waive some provisions of our senior secured facility; voluntarily repay any subordinated debt; or amend or modify any document or instrument governing subordinated debt. Events of default under the vendor facility include:

 .    failure to make payments on the loan,

 .    any representation or warranty is incorrect when made or deemed made,

 .    failure to perform or observe our covenants,

 .    insolvency proceedings,

 .    failure to pay any amounts due or observe any covenants under our senior secured facility or other indebtedness in an amount over $2 million which failure results in the acceleration of such indebtedness,

 .    failure to pay under, or be in breach of, any other agreement with Cisco,
     Cisco Capital, or their subsidiaries,

 .    failure of any guarantor to perform or observe any covenant contained in any guaranty,

 .    any event of default in any other loan documents as defined therein,

 .    revocation of any consent, authorization or other approval necessary to enable us to borrow under the vendor facility,

 .    the occurrence of a change of control, as defined therein,

 .    any payment of indebtedness subordinated to the vendor facility, except as expressly permitted,

 .    the entrance of various judgments against us.

Toronto Dominion (Texas), Inc. Facility

     In March 1999, we entered into a Loan Agreement with Toronto Dominion (Texas), Inc., or TD, to provide an unsecured standby credit facility for up to $30 million for capital expenditures and other general corporate purposes.
Under the terms of the this standby facility, $10 million is immediately available and the remaining $20 million will become available if we raise an additional $5 million in proceeds from the issuance of common or preferred equity. We must pay a commitment fee of $450,000. Additional commitment fees are payable if the standby facility is still outstanding on the dates six
months, nine months and one year after the closing.   In addition, we pay a
quarterly availability fee on unfunded amounts and a funding fee if we draw on the standby facility. Draws under the standby facility will initially bear interest at 7.00% over the three-month US Dollar deposit LIBOR rate and increase quarterly thereafter. We issued warrants to purchase 69,216 shares of CTC Communication's common stock at $11,8125 per share to TD as part of the transaction and we may issue contingent warrants to purchase up to 573,913 shares of common stock at $11.8125 per share to TD if advances under the facility are outstanding six months after the closing. We must repay draws with the proceeds from future issuances of equity or debt securities or from future bank financings. To date, we have not utilized the facility.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our revolving line of credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases but will investigate such options should changes in market conditions occur. We have not had any derivative instruments in the past and do not plan to in the future, other than possibly to reduce our interest rate exposure as described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, and their ages as of June 10, 1999, are as follows:


           Name              Age                        Current Office Held
           ----              ---                        -------------------
Robert J. Fabbricatore ....   56  Chairman and Chief Executive Officer
Steven P. Milton ..........   45  President and Chief Operating Officer
John D. Pittenger .........   45  Executive Vice President, Chief Financial Officer and Treasurer
David E. Mahan ............   57  Vice President--Marketing and Strategic Planning
Michael H. Donnellan ......   45  Vice President--Operations
Thomas Fabbricatore .......   40  Vice President--Marketing
Anthony D. Vermette .......   38  Vice President--Sales
Frederick Kunzi ...........   47  Vice President and Chief Technology Officer
Jeffrey C. Lavin ..........   43  Vice President--Corporate Development
Katherine D. Courage ......   41  Director
Henry Hermann .............   57  Director
Kevin J. Maroni ...........   36  Director
J. Richard Murphy .........   54  Director
Robert A. Nicholson .......   31  Director
Carl Redfield .............   51  Director
Richard J. Santagati ......   55  Director
Ralph C. Sillari  .........   44  Director
Ralph S. Troupe  ..........   38  Director


     Robert J. Fabbricatore, a founder of CTC Communications and a director since its inception in 1980, became Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Robert J. Fabbricatore is the brother of Thomas Fabbricatore, Vice President--Marketing.

     Steven P. Milton has been employed by CTC Communications since 1984 and has served as President and Chief Operating Officer since August 1995. Prior to that, he held various positions within CTC Communications including Branch Manager, District Manager, Regional Manager and Vice President--Sales and Marketing.

     John D. Pittenger has served as Chief Financial Officer since April 14, 1999, as Executive Vice President--Finance and Administration since April 1998 and as Treasurer and Clerk of CTC Communications since August 1989. Mr. Pittenger served as Vice President--Finance from 1991 until April 1998, and as Chief Financial Officer from 1989 to April 1998.

     David E. Mahan joined CTC Communications in October 1995 as Vice President- -Marketing and Strategic Planning. Prior to joining CTC Communications, Mr. Mahan held a number of senior management level positions with NYNEX, including Vice President--Sales Channel Management from 1993 to 1995.

     Michael H. Donnellan has been employed by CTC Communications since 1988 in a number of positions. He was named Vice President--Operations in 1995.

     Thomas Fabbricatore joined CTC Communications in 1982. He was named Vice President--Regulatory and Electronic Media in 1991, and was named Vice President--Marketing in November 1998. Thomas Fabbricatore is the brother of Robert J. Fabbricatore.

     Anthony D. Vermette has been employed by CTC Communications in a variety of positions since 1987. Mr. Vermette was named Vice President--Sales in 1996.

     Frederick Kunzi joined CTC Communications as a Vice President and Chief Technology Officer in September 1998. Mr. Kunzi has over 25 years experience in information technology. From 1985 to September 1998, he was employed by Digital Equipment Corporation, most recently as Senior Manager, Global Network Services where he was responsible for Digital's worldwide enterprise network infrastructure.

     Jeffrey C. Lavin joined CTC Communications in June 1998 as Vice President-- Corporate Development. Mr. Lavin has 19 years of sales and operational management experience in the telecommunications industry. From December 1996 to May 1998, Mr. Lavin was Vice President of Sales, Americas/Asia Pacific for NovaSoft Systems, Inc., a software development corporation. From 1979 to 1996, Mr. Lavin was employed by Comlink Incorporated, a communication network integrator, most recently as Senior Vice President. Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Lavin served as Vice President and General Manager of Network Systems Integration.

     Katherine D. Courage became a director of CTC Communications in April 1999. Ms. Courage is a managing director in the Global Telecommunications and Media Group in the Investment Banking Department of Credit Suisse First Boston, one of the underwriters of the offering. Prior to joining Credit Suisse First Boston in September 1996, Ms. Courage worked at Salomon Brothers Inc for ten years where she was a managing director in the Global Telecommunications Group. Ms. Courage also worked at Merrill Lynch & Co. in the corporate finance department. Ms. Courage currently serves as a director of NorthEast Optic Network, Inc. and Lightpath Technologies, Inc.

     Henry Hermann became a director of CTC Communications in September 1996. Since November 1997, he has operated Hermann Companies, a financial services company. Mr. Hermann is registered as an Investment Advisor with the State of Texas, a Chartered Financial Analyst and, as an independent contractor, offers general securities through SWS Financial. In 1997, he was employed by Kuhns Brothers & Company, Inc., as a principal and Executive Vice President. For the previous nine years, he was employed by WR Lazard, Laidlaw and Luther, Inc., a securities brokerage firm, as Vice President, Securities Analyst and Portfolio Manager. Mr. Hermann has been an NASD Board of Arbitrators Member since 1991.

     Kevin J. Maroni became a director of CTC Communications in April 1998 as one of the two designees of the Series A preferred stockholders. Mr. Maroni is a general partner of Spectrum which he joined in 1994. Spectrum is a leading private equity fund which manages $1 billion of capital for investment in the communications and media industries. Prior to joining Spectrum, he worked at Time Warner Telecommunications and Harvard Management Company. Mr. Maroni is a director of PathNet, Inc., Formus Communications, Inc., WNP Communications, Inc. and American Cellular Corp.

     J. Richard Murphy became a director of CTC Communications in August 1995. Mr. Murphy has been the director of the Corporate Advisory Group of Moody, Cavanaugh and Company, LLP, a North Andover, Massachusetts public accounting firm, since April 1996. Mr. Murphy was an officer, director and principal stockholder from 1990 to 1995 of Arlington Data Corporation, a systems integration company located in Amesbury, Massachusetts; from 1992 to 1996 of Arlington Data Consultants, Inc., a company engaged in the installation and maintenance of computer systems and hardware; and from 1994 to 1996 of Computer Emporium, Inc., a company engaged in processing parking violations for municipalities. In June 1996, Arlington Data Corporation filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

     Robert A. Nicholson is one of the two designees of the Series A preferred stockholders and became a director of CTC Communications in November 1998.
Mr. Nicholson joined Spectrum in 1995 as a Vice President and became a partner in July 1998. From 1990 to 1993, Mr. Nicholson was an Associate Consultant and then Consultant at Bain & Company, a leading strategy consulting firm, where he was responsible for strategy and operations projects in the communications industry. Mr. Nicholson currently serves as a Director of Navitar Communications Group, Inc., a Canadian competitive local exchange carrier.

     Carl Redfield became a director of CTC Communications in January 1999. He has been Senior Vice President, Manufacturing and Logistics of Cisco since February 1997. From September 1993 to February 1997 he was Vice President of Manufacturing. Mr. Redfield also is a director of VA Research Inc. and Paragon Electronics Inc.

     Richard J. Santagati became a director of CTC Communications in September 1991. He has been the President of Merrimack College in North Andover, Massachusetts since 1994. From March 1992 to February 1994, Mr. Santagati was the Chairman of the Board, Chief Executive Officer and President of Artel Communications Corp., a publicly held data communications firm located in Hudson, Massachusetts. Mr. Santagati also serves as a director of Celerity Solutions, Inc., a software company.

     Ralph C. Sillari became a director of CTC Communications in October 1997. Since 1991, Mr. Sillari has been employed by Fleet National Bank where he is currently an Executive Vice President in the Business and Entrepreneurial Services Division.

     Ralph S. Troupe became a director of CTC Communications in May 1999. Since January 1993, Mr. Troupe has been employed by International Network Services, where he is currently Vice President of North American Field Operations, East.

     We currently have ten members on our board of directors: three Class I Directors (Messrs. Hermann, Sillari and Redfield), three Class II Directors (Messrs. Murphy and Santagati and Ms. Courage) and four Class III Directors (Messrs. Fabbricatore, Maroni, Nicholson and Troupe). The terms of the Class I, Class II and Class III directors expire upon the election and qualification of their successors at the annual meetings of stockholders held following the end of fiscal years 2001, 1999 and 2000, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on our review of copies of the filings under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") received by us, we believe that during the fiscal year ended March 31, 1999 our directors, executive officers and beneficial owners of greater than ten percent of our common stock filed all required reports under Section 16 of the Exchange Act, except that each of Thomas Fabbricatore and Anthony Vermette, each an executive officer, inadvertently failed to report on a timely basis one transaction, and Katherine D. Courage, a director filed her Form 3 late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides summary information concerning compensation of CTC Communications' Chief Executive Officer and each of the four other most highly paid executive officers (the "Named Executive Officers") during the fiscal year ended March 31, 1999:

Summary Compensation Table

                                                                              Long Term Compensation
                                                                           -----------------------------
                                             Fiscal                          Securities
                                           ----------                        ----------
                                           Year Ended             Annual     Underlying      All Other
                                           ----------             ------     ----------      ---------
                                           March 31,    Salary    Bonus    Options (#)(1)  Compensation
                                           ----------   ------    -----    --------------  -------------
Robert J. Fabbricatore, ..................       1999  $240,000   $78,000     150,000       $20,900/(2)/
 Chairman and Chief                              1998   240,000    60,000     150,000        19,550/(2)/
 Executive Officer                               1997   240,000    60,000          --        18,075/(2)/
Steven C. Jones, .........................       1999   150,000    75,000          --         3,375/(3)/
 Executive Vice President,                       1998    12,500        --     300,000                 --
 Chief Financial Officer and                     1997        --        --          --                 --
 Director of Corporate Development/(4)/
Steven P. Milton, ........................       1999   150,000    54,500     100,000         5,625/(3)/
 President and Chief                             1998   100,000    40,000     150,000         4,200/(3)/
 Operating Officer                               1997   100,000    40,000          --         4,075/(3)/
David E. Mahan, ..........................       1999   110,000    52,000      20,000         4,440/(3)/
 Vice President--                                1998   100,000    40,000     260,000         4,075/(3)/
 Marketing and Strategic Planning                1997   100,000    40,000          --         4,075/(3)/
John D. Pittenger, .......................       1999   100,000    62,000      36,000         4,860/(3)/
 Executive Vice President--                      1998    90,000    36,000      80,000         3,900/(3)/
 Finance and Administration,                     1997    86,100    34,000          --         3,437/(3)/
 Treasurer and Clerk

---------------
(1) On March 20, 1998 we repriced all previously granted options that had an exercise price in excess of $7.19 per share. The 1998 information includes 75,000, 75,000, 130,000 and 40,000 shares underlying options previously granted to Messrs. Fabbricatore, Milton, Mahan and Pittenger that were canceled as a result of the repricing.
(2) Includes 50% matching contributions in the amounts of $4,800, $4,750 and $4,500 in 1999, 1998 and 1997 to the CTC Communications Corp. 401(k) Savings Plan. Also included is the actuarial benefit on the "split-dollar" life insurance policy for the benefit of Mr. Fabbricatore in the amounts of $16,100, $14,800 and $13,575 in 1999, 1998 and 1997.
(3) Includes 50% matching contributions to the CTC Communications Corp. 401(k) Savings Plan.
(4) Mr. Jones began working for CTC Communications on February 27, 1998 and resigned on April 21, 1999. Does not include $135,879 of severance benefits that we paid to Mr. Jones after March 31, 1999.

Option Grants in Last Fiscal Year

     The following table sets forth the aggregate number of stock options granted to each of the Named Executive Officers during the fiscal year ended March 31, 1999. Options are exercisable for our common stock. No options were granted to Mr. Jones in the last fiscal year.

                                                                                  Potential Realizable
                                                                                  ---------------------
                              Number of     Percent of                              Value at Assumed
                             ------------  -------------                          ---------------------
                              Securities   Total Options                             Annual Rate of
                             ------------  -------------                          ---------------------
                              Underlying    Granted to     Exercise                    Stock Price
                             ------------  -------------  ----------              ---------------------
                               Options     Employees in     Price     Expiration    Appreciation for
                             ------------  -------------  ----------  ----------- ---------------------
                             Granted (#)    Fiscal Year   ($/Share)      Date          Option Term
                             ------------  -------------  ----------  ----------- ---------------------
                                                                            5%                    10%
                                                                        --------               --------
Robert J. Fabbricatore ....  50,000  4.2%          20.00  2/17/2003     (353,882)              (184,679)
                             50,000  4.2%          15.00  2/17/2003     (103,882)                65,321
                             50,000  4.2%         11.138  2/17/2003       89,243                258,446
Steven P. Milton ..........  33,000    3%          20.00  2/17/2003     (233,562)              (122,996)
                             33,000    3%          15.00  2/17/2003      (68,562)                43,112
                             34,000    3%         10.125  2/17/2003       95,110                210,168
David E. Mahan ............  20,000    2%         10.125  2/17/2003       55,947                123,628
John D. Pittenger .........  36,000    3%         10.125  2/17/2003      100,705                222,531

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning the exercise of options by the Named Executive Officers during the fiscal year ended March 31, 1999 and the March 31, 1999 aggregate value of unexercised options held by each of the Named Executive Officers.

                                                         Number of Securities    Value of Unexercised
                                                        ---------------------   ----------------------
                                                        Underlying Unexercised  in-the-Money Options
                                                        ----------------------  ----------------------
                                                           Options at Fiscal    at Fiscal Year End ($)
                                                           -----------------    ----------------------
                               Shares                       Year-End (#)(1)             (1)(2)
                               ------                       ---------------            -------
                             acquired on    Value            Exercisable/            Exercisable/
                             -----------    -----            ------------            ------------
                             exercise(#)  Realized ($)       Unexercisable           Unexercisable
                             -----------  -----------        -------------           -------------
Robert J. Fabbricatore .....    --    --       89,806      168,750     445,384          266,625
---------------------------
Steven C. Jones/(3)/ .......    --    --      150,000      150,000     796,875          796,875
Steven P. Milton ...........    --    --       79,750      131,250     501,482          312,019
David E. Mahan .............    --    --      100,000      100,000     605,265          474,645
John D. Pittenger ..........    --    --       58,000       57,000     420,096          216,360

(1) All shares and amounts, as necessary, have been adjusted to reflect the 25% common stock dividend effected in March 1995, the three-for-two stock split effected in July 1995 and the two-for-one stock split effected in October 1995.
(2) Assumes a fair market value of the Common Stock at March 31, 1999 of $12.375 per share.
(3) In connection with Mr. Jones resignation in April 1999, we vested an additional 37,500 options and extended the exercise period of his vested options until April 21, 2004.

Director Compensation

  Non-employee directors receive an annual retainer of $10,000. On February 17, 1999, we granted Messrs. Sillari, Murphy and Hermann options to purchase 10,000 shares of our common stock. We also granted Messrs. Nicholson, Maroni and Santagati options to purchase 20,000 shares of our common stock. All of the above options were at a purchase price of $10.125 per share. At the same time we granted Robert Fabbricatore options to purchase 50,000 shares of our common stock at a purchase price of $11.1375, 50,000 shares at a purchase price of $15.00 per share and 50,000 shares at a purchase price of $20.00 per share. On January 19, 1999, we granted Mr. Redfield an option to purchase 40,000 shares of our common stock at a purchase price of $11.25 per share. On April 5, 1999, we granted Ms. Courage an option to purchase 40,000 shares of our common stock at a purchase price of $12.375 per share. On May 5, 1999, we granted Mr. Troupe an option to purchase 25,000 shares of common stock at a purchase price of $18.875 per share.

Committees of the Board of Directors

  CTC Communications' board of directors has established an audit committee, a compensation committee and a nominating committee.

  The audit committee consists of Messrs. Murphy and Hermann. The audit committee is responsible for reviewing the internal accounting controls of CTC Communications, meeting and conferring with our independent auditors and reviewing the results of the accountants' auditing engagement.

  The compensation committee consists of Messrs. Maroni, Santagati and Murphy. The compensation committee establishes compensation and benefits for our senior executives. The committee also determines the number and terms of stock options granted to employees, directors and consultants under our stock option plans.

  The nominating committee consists of Messrs. Santagati, Murphy and Sillari. The nominating committee recommends candidates for nomination to the board of directors. The committee also reviews and makes recommendations regarding compensation for non-employee directors.

Voting Agreement

  Pursuant to a voting agreement between Robert J. Fabbricatore and certain of his affiliates and Spectrum, Mr. Fabbricatore and certain of his affiliates agreed to vote at each annual or special meeting at which directors of CTC Communications or CTC Group are to be elected all of the shares of common stock held by them in favor of two persons designated by a majority of the outstanding shares of Series A preferred stock as nominees for directors, subject to certain limitations based on the number of shares of Series A preferred stock outstanding at any time. As of June 10, 1999, Spectrum owned 657,555 of the 666,666 shares, or 98.6%, of the Series A preferred stock outstanding. Kevin J. Maroni and Robert A. Nicholson, partners of Spectrum and designees of the Series A preferred stockholders, are Class III directors of CTC Communications.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

  The following table sets forth information as of June 9, 1999 with respect to the beneficial ownership of CTC Communications common stock by:

 .    each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
 .    our directors and our Named Executive Officers; and
 .    all executive officers and directors as a group.

Based on the information furnished by the beneficial owners of the common stock listed below, we believe that each such stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                        Beneficial Ownership
                                        --------------------
Name                                      Number    Percent
----                                     ---------  --------
Robert J. Fabbricatore(1)                2,830,870     27.0%
Spectrum Equity Investors II, L.P.(2)    1,641,817     13.7%
Kevin J. Maroni(2)(3)                    1,646,817     13.7%
Robert A. Nicholson(2)(4)                1,647,906     13.7%
Goldman, Sachs & Co. (5)                   662,600      6.0%
Henry Hermann(6)                           225,755      2.2%
Richard J. Santagati(7)                     96,000        *
Carl Redfield(8)                            24,000        *
J. Richard Murphy(9)                        25,167        *
Ralph C. Sillari(10)                         6,334        *
Katherine Dietze Courage (11)               10,000        *
Steven P. Milton(12)                       489,432      4.7%
David E. Mahan(13)                         187,100      1.8%
John D. Pittenger(14)                      263,588      2.5%
Steven C. Jones(15)                        237,500      2.2%
Ralph S. Troupe(16)                          6,250        *
All directors and executive
officers as a group (17 persons)(17)     6,571,082     54.4%
---------------

*Less than 1%.
(1) Includes 62,498 shares owned by Mr. Fabbricatore as trustee of a trust for his children and 1,133,239 shares as a general partner of a family partnership; also includes 108,556 shares issuable upon exercise of options exercisable within 60 days of June 9, 1999. Mr. Fabbricatore's address is c/o CTC Communications Corp., 360 Second Avenue, Waltham, Massachusetts 02451.
(2) Includes 187,066 shares issuable upon the exercise of warrants exercisable within 60 days of June 9, 1999 and 1,457,124 shares issuable upon conversion of Series A Preferred Stock as of June 9, 1999. As partners of Spectrum Equity Investors II, L.P., Mr. Maroni, Mr. Nicholson, Mr. Collatos and Brion B. Applegate may be deemed to be beneficial owners of the shares owned by Spectrum. The address of Spectrum and its partners is One International Place, 29th Floor, Boston, Massachusetts 02110.
(3) Includes 5,000 shares issuable to Mr. Maroni upon the exercise of options exercisable within 60 days of June 9, 1999. The address of Spectrum and its partners is One International Place, 29th Floor, Boston, Massachusetts 02110.
(4) Includes 83 shares issuable to Mr. Nicholson upon the exercise of warrants and 5,000 shares issuable upon the exercise of options exercisable within 60 days of June 9, 1999, and 924 shares issuable upon conversion of Series A Preferred Stock as of June 9, 1999. The address of Spectrum and its partners is One International Place, 29th Floor, Boston, Massachusetts 02110.
(5) Includes 662,600 shares issuable upon exercise of a warrant exercisable within 60 days of June 9, 1999. The address of Goldman, Sachs & Co. is 85 Broad St., New York, NY 10004.
(6) Includes 9,750 shares held by Mr. Hermann's spouse and 20,167 shares issuable upon the exercise of options exercisable within 60 days of June 9, 1999.
(7) Includes 21,000 shares issuable to Mr. Santagati upon the exercise of options exercisable within 60 days of June 9, 1999.
(8) Includes 10,000 shares issuable to Mr. Redfield upon the exercise of options exercisable within 60 days of June 9, 1999.
(9) Includes 24,167 shares issuable to Mr. Murphy upon the exercise of options exercisable within 60 days of June 9, 1999.
(10) Includes 5,834 shares issuable to Mr. Sillari upon the exercise of options exercisable within 60 days of June 9, 1999.
(11) Includes 10,000 shares issuable to Ms. Courage upon the exercise of options exercisable within 60 days of June 9, 1999.
(12) Includes 4,500 shares owned by Mr. Milton as trustee of a trust for his children and 98,500 shares issuable upon the exercise of options exercisable within 60 days of June 9, 1999.

(13) Includes 120,000 shares issuable to Mr. Mahan upon the exercise of options exercisable within 60 days of June 9, 1999.
(14) Includes 65,000 shares issuable to Mr. Pittenger upon the exercise of options exercisable within 60 days of June 9, 1999.
(15) Includes 187,500 shares issuable to Mr. Jones upon the exercise of options exercisable within 60 days of June 9, 1999.
(16) Includes 6,250 shares issuable to Mr. Troupe upon the exercise of options exercisable within 60 days of June 9, 1999.
(17) Includes the shares described in footnotes (1) through (4) and (6) through
     (14) and (16) above.

Preferred Stock

     As of June 9, 1999, Spectrum owned 657,555, or 98.6%, of the outstanding Series A convertible preferred stock of CTC Communications.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     We lease office from a trust, of which Robert J. Fabbricatore, our Chairman and Chief Executive Officer, is a beneficiary, office space in Springfield, Massachusetts. Until March 1, 1999 we also leased office space from another trust, of which Robert J. Fabbricatore is a beneficiary. Rental payments under the leases totaled approximately $125,904 for the last fiscal year. We also sublease space at our Waltham facility at our cost to Comm-Tract Corp., a company in which Mr. Fabbricatore is a principal stockholder. Sublease income totaled $106,293 for the last fiscal year. We also contract with Comm-Tract Corp. for the installation of telephone lines and for the service and maintenance of equipment marketed by CTC Communications. During the last fiscal year, Comm-Tract Corp. provided us with services, inventory and equipment totaling $499,257. We believe that the payments to the trusts and Comm-Tract Corp. are comparable to the costs for such services, inventory and equipment, and for rentals of similar facilities, which we would be required to pay to unaffiliated individuals in arms-length transactions.

     Carl Redfield, one of our directors, is an executive officer of Cisco. We have purchased, and expect to continue purchasing, most of our network equipment from Cisco. Also, we have entered into a vendor facility with Cisco Capital, an affiliate of Cisco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Senior Secured Facilities."

     Ralph Sillari, one of our directors, is an Executive Vice President of Fleet National Bank. We have entered into a senior secured credit facility with Fleet National Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Senior Secured Facilities."

     Katherine D. Courage, one of our directors, is a Managing Director of Credit Suisse First Boston, one of the underwriters of the offering. Ms. Courage is also a director of NorthEast Optic Network. We have commitments with NorthEast Optic Network for the provision of leased transmission facilities.

     Ralph S. Troupe, who became a director in May 1999, is Vice President of North American Field Operations, East at International Network Services, or INS. We have engaged INS to design, engineer and build out our network in our existing markets. We have outstanding commitments to INS of approximately $1 million.

     Goldman Sachs Credit Partners, L.P., a beneficial owner of more than five percent of our common stock, is a lender under our senior secured credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Senior Secured Facilities."

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               Balance Sheets as of March 31, 1999 and 1998.
               Statements of Operations for the years ended March 31, 1999, 1998 and 1997.
               Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.
               Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               Notes to Financial Statements

          (2)  Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts

          (3)  Exhibits:

                    The following Exhibits are either filed herewith or have
               heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit No.  Title
-----------  -----

2.1 Agreement and Plan of Reorganization dated as of November 16, 1998 among CTC Communications Group, Inc., CTC Communications Corp. and CTC-Newco, Inc. (9)

3.1       Restricted Articles of Organization, as amended (4)
3.2       Amended and Restated By-Laws (4)
4.1       Form of Common Stock Certificate (3)
9.1 Voting Agreement dated April 10, 1998 among Robert Fabbricatore and certain of his affiliates and Spectrum (5)
10.1      1996 Stock Option Plan, as amended (1)
10.2      1993 Stock Option Plan (3)
10.3      Employee Stock Purchase Plan (2)
10.4      Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5      Sublease for premises at 360 Second Ave., Waltham, MA (3)
10.6      Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7      Lease for premises at 120 Broadway, New York, NY (3)
10.8 Agreement dated February 1, 1996 between NYNEX and CTC Communications Corp. (3)
10.9 Agreement dated May 1, 1997 between Pacific Bell and CTC Communications Corp. (3)
10.10 Agreement dated January 1, 1996 between SNET America, Inc. and CTC Communications Corp. (3)
10.11 Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC Communications Corp., as amended (3)
10.12 Agreement dated August 19, 1996 between Innovative Telecom Corp. and CTC Communications Corp. (3)
10.13 Agreement dated October 20, 1994 between Frontier Communications International, Inc. and CTC Communications Corp., as amended (3)

10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and CTC Communications Corp. (3)
10.15 Employment Agreement between CTC Communications Corp. and Steven Jones dated February 27, 1998 (5)
10.16 Securities Purchase Agreement dated April 10, 1998 among CTC Communications Corp. and the Purchasers named therein (4)
10.17 Registration Rights Agreement dated April 10, 1998 among CTC Communications Corp. and the Holders named therein (4)
10.18     Form of Warrant dated April 10, 1998 (4)
10.19 Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P. and Fleet National Bank (6)
10.20     Agreement with Cisco Systems Capital Corp. dated as of October 14,
          1998 (7)
10.21     Warrant dated July 15, 1998 issued to Spectrum (8)
10.22     Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23     Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24     Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25     1998 Incentive Plan (1)
10.26 Loan Agreement dated as of March 15, 1999 by and between CTC Communications Corp, TD Dominion (Texas), Inc. and TD Securities
          (USA), Inc. (9)
10.27     Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc.
          (9)
23        Consent of Ernst & Young LLP (11)
27        Financial Data Schedule (11)
99        Risk Factors (11)


(1) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Registration Statement on Form S-8 (File No. 333-68767).

(2) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Registration Statement on Form S-8 (File No. 33-44337).

(3) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.

(4) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Current Report on Form 8-K dated May 15, 1998.

(5) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1998.

(6) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Current Report on Form 8-K dated October 2, 1998.

(7) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Current Report on Form 8-K dated November 6, 1998.

(8) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(9) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Registration Statement on Form S-1 (File No. 333-77709).

(10) Incorporated by reference to an Appendix filed as part of CTC Communications Corp. Schedule 14A (Amendment No. 2) filed on June 4, 1999.

(11)      Filed herewith.

      (4)    Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

   Date        Items Reported
   ----        --------------
     1.        January 11, 1999 Announcement of Agreements with Level 3
               Communications and NorthEast Optic Network.

     2.        January 19, 1999  Announcement of Maine Public Utilities
               Commission and Rhode Island Public Utilities Commission rulings.

     3. January 20, 1999 Announcement of third quarter access line equivalents

     4. February 2, 1999 Announcement of addition of Mr. Carl Redfield to the Company's Board of Directors

     5. March 11, 1999 Announcement of settlement of Bell Atlantic litigation

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 11TH DAY OF JUNE 1999.

                                    CTC Communications Corp.

                                    By: /s/ Robert J. Fabbricatore
                                        ----------------------------------------
                                        CHAIRMAN AND CEO


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                     TITLE                 DATE
         ---------                     -----                 ----

/s/ Robert J. Fabbricatore    Chairman of the Board      June 11, 1999
----------------------------  and Chief Executive
Robert J. Fabbricatore        Officer, Director


/s/ John D. Pittenger         Chief Financial Officer    June 11, 1999
----------------------------
John D. Pittenger

/s/ Katherine D. Courage      Director                   June 11, 1999
----------------------------
Katherine D. Courage

/s/ Henry Hermann             Director                   June 11, 1999
----------------------------
Henry Hermann

/s/ Kevin J. Maroni           Director                   June 11, 1999
----------------------------
Kevin J. Maroni

/s/ J. Richard Murphy         Director                   June 11, 1999
----------------------------
J. Richard Murphy

/s/ Robert A. Nicholson       Director                   June 11, 1999
----------------------------
Robert A. Nicholson

                              Director                   June   , 1999
----------------------------
Carl Redfield

/s/ Richard J. Santagati      Director                   June 11, 1999
----------------------------
Richard J. Santagati

/s/ Ralph C. Sillari          Director                   June 11, 1999
----------------------------
Ralph C. Sillari

/s/ Ralph S. Troupe           Director                   June 11, 1999
----------------------------
Ralph S. Troupe

                         CTC Communications Corp.

                       Index to Financial Statements

Audited Financial Statements
Report of Independent Auditors............................................  F-2
Balance Sheets as of March 31, 1999 and 1998..............................  F-3
Statements of Operations for the years ended March 31, 1999, 1998 and
 1997.....................................................................  F-4
Statements of Stockholders' Equity (Deficit) for the years ended March 31,
 1999, 1998 and 1997......................................................  F-5
Statements of Cash Flows for the years ended March 31, 1999, 1998 and
 1997.....................................................................  F-6
Notes to Financial Statements.............................................  F-7

                      Report of Independent Auditors

Board of Directors

CTC Communications Corp.

  We have audited the accompanying balance sheets of CTC Communications Corp., as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTC Communications Corp. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

May 19, 1999

Boston, Massachusetts

                         CTC Communications Corp.

                              Balance Sheets

                                                             March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
                       Assets
Current Assets:
  Cash and cash equivalents.........................  $  2,254,258  $ 2,167,930
  Accounts receivable, less allowance for doubtful
   accounts of $1,717,000 and $492,000 in 1999 and
   1998, respectively...............................    19,200,931   17,288,183
  Prepaid commissions...............................     2,500,000      287,300
  Prepaid expenses and other current assets.........     1,022,198      504,436
  Amounts due from officers and employees...........        55,572       84,754
  Income taxes receivable...........................     2,512,310    2,152,579
                                                      ------------  -----------
Total current assets................................    27,545,269   22,485,182
Property and equipment:
  Property and equipment............................    49,417,689   13,376,970
  Accumulated depreciation and amortization ........   (11,959,766)  (6,837,683)
                                                      ------------  -----------
                                                        37,457,923    6,539,287
Deferred income taxes...............................            --    1,834,000
Deferred financing costs, net of amortization.......     4,294,568           --
Other assets........................................       104,085      108,885
                                                      ------------  -----------
                                                      $ 69,401,845  $30,967,354
                                                      ============  ===========
   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable and accrued expenses.............  $ 27,439,488  $ 8,958,476
  Accrued salaries and related taxes................     1,656,367      756,159
  Current portion of obligations under capital
   leases...........................................     3,230,077      231,796
  Current portion of notes payable..................     1,705,141    1,196,400
                                                      ------------  -----------
Total current liabilities...........................    34,031,073   11,142,831
Obligations under capital leases, net of current
 portion............................................     8,004,366    1,114,277
Notes payable to banks, net of current portion......    53,917,603    7,130,671
Commitments and contingencies
Series A Redeemable Convertible Preferred Stock, par
   value $1.00 per share; authorized 1,000,000
   shares, 726,631 and no shares issued and
   outstanding at March 31, 1999 and 1998,
   respectively (liquidation preference $18,640,023
   at March 31, 1999)...............................    12,949,129           --
Stockholders' equity (deficit):
  Common Stock, par value $.01 per share; authorized
   25,000,000 shares, 10,352,513 and 9,980,661
   shares issued and outstanding at March 31, 1999
   and 1998, respectively...........................       103,525       99,806
  Additional paid-in capital........................     7,175,076    5,245,704
  Deferred compensation.............................      (212,410)    (318,410)
  Retained earnings (deficit) ......................   (46,535,492)   6,688,300
                                                      ------------  -----------
                                                       (39,469,301)  11,715,400
  Amounts due from stockholders.....................       (31,025)    (135,825)
                                                      ------------  -----------
Total stockholders' equity (deficit)................   (39,500,326)  11,579,575
                                                      ------------  -----------
                                                      $ 69,401,845  $30,967,354
                                                      ============  ===========

                          See accompanying notes.

                         CTC Communications Corp.

                         Statements of Operations

                                                Year Ended March 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Revenues:
  Telecommunications revenue..........  $ 70,963,692  $16,171,716  $11,094,838
  Agency commission revenue...........           --    24,775,420   29,195,261
                                        ------------  -----------  -----------
                                          70,963,692   40,947,136   40,290,099
Operating Costs and Expenses:
  Cost of telecommunications
   revenues...........................    61,865,904   14,038,565    8,709,122
  Selling, general and administrative
   expenses...........................    57,663,458   31,491,963   23,819,714
                                        ------------  -----------  -----------
                                         119,529,362   45,530,528   32,528,836
                                        ------------  -----------  -----------
Income (loss) from operations.........   (48,565,670)  (4,583,392)   7,761,263
Other Income (Expense):
  Interest income.....................       184,312      145,012      201,369
  Interest expense....................    (5,219,350)    (106,465)     (17,753)
  Other...............................        77,724      174,395       15,052
                                        ------------  -----------  -----------
                                          (4,957,314)     212,942      198,668
                                        ------------  -----------  -----------
Income (loss) before income taxes.....   (53,522,984)  (4,370,450)   7,959,931
Income tax expense (benefit)..........    (1,527,000)  (1,486,000)   3,277,000
                                        ------------  -----------  -----------
Net income (loss).....................  $(51,995,984) $(2,884,450) $ 4,682,931
                                        ============  ===========  ===========
Net Income (Loss) per Common Share:
  Basic...............................  $      (5.24) $     (0.29) $      0.49
                                        ============  ===========  ===========
  Diluted.............................  $      (5.24) $     (0.29) $      0.43
                                        ============  ===========  ===========
Weighted Average Number of Shares Used
 in Computing Net Income (Loss) per
 Common Share:
  Basic...............................    10,130,701    9,886,000    9,600,000
                                        ============  ===========  ===========
  Diluted.............................    10,130,701    9,886,000   10,773,000
                                        ============  ===========  ===========

                          See accompanying notes.

                         CTC Communications Corp.

               Statements of Stockholders' Equity (Deficit)

                             Common Stock       Additional                 Retained                 Amounts
                         ---------------------   Paid-In      Deferred     Earnings    Treasury     Due From
                           Shares    Par Value   Capital    Compensation  (Deficit)      Stock    Stockholders    Total
                         ----------  ---------  ----------  ------------ ------------  ---------  ------------ ------------
Balance at March 31,
 1996...................  9,584,122  $ 95,841   $4,644,988   $     --    $  4,889,819  $     --    $(135,825)  $  9,494,823
 Issuance of stock
  pursuant to employee
  stock purchase plan...      8,714        87       70,088         --             --         --          --          70,175
 Exercise of employee
  stock options.........     36,571       366       43,378         --             --         --          --          43,744
 Net income.............        --        --           --          --       4,682,931        --          --       4,682,931
                         ----------  --------   ----------   ---------   ------------  ---------   ---------   ------------
Balance at March 31,
 1997...................  9,629,407    96,294    4,758,454         --       9,572,750        --     (135,825)    14,291,673
 Issuance of stock
  pursuant to employee
  stock purchase plan...      9,844        98       71,662         --             --         --          --          71,760
 Exercise of employee
  stock options.........    376,387     3,764      347,222         --             --         --          --         350,986
 Acquisition of treasury
  stock.................        --        --           --          --             --    (271,072)        --        (271,072)
 Retirement of treasury
  stock.................    (34,977)     (350)    (270,722)        --             --     271,072         --             --
 Deferred compensation..        --        --       339,088    (318,410)           --         --          --          20,678
 Net loss...............        --        --           --          --      (2,884,450)       --          --      (2,884,450)
                         ----------  --------   ----------   ---------   ------------  ---------   ---------   ------------
Balance at March 31,
 1998...................  9,980,661    99,806    5,245,704    (318,410)     6,688,300        --     (135,825)    11,579,575
 Issuance of stock
  pursuant to employee
  stock purchase plan...     14,700       147       98,252         --             --         --          --          98,399
 Exercise of employee
  stock options.........    366,482     3,665      235,806         --             --         --      (31,025)       208,446
 Acquisition of treasury
  stock.................        --        --           --          --             --    (107,462)        --        (107,462)
 Retirement of treasury
  stock.................     (9,330)      (93)    (107,369)        --             --     107,462         --             --
 Deferred compensation..        --        --           --      106,000            --         --          --         106,000
 Receipt of amounts due
  from stockholders.....        --        --           --          --             --         --      135,825        135,825
 Issuance of common
  stock purchase
  warrants..............        --        --     1,702,683         --             --         --          --       1,702,683
 Preferred stock
  dividend..............        --        --           --          --      (1,079,364)       --          --      (1,079,364)
 Accretion of offering
  costs related to
  Series A Redeemable
  Convertible Preferred
  Stock.................        --        --           --          --         (28,000)       --          --         (28,000)
 Accretion of warrants
  related to Series A
  Redeemable Convertible
  Preferred Stock...            --        --           --          --        (120,444)       --          --        (120,444)
 Net loss...............        --        --           --          --     (51,995,984)       --          --     (51,995,984)
                         ----------  --------   ----------   ---------   ------------  ---------   ---------   ------------
Balance at March 31,
 1999................... 10,352,513  $103,525   $7,175,076   $(212,410)  $(46,535,492) $     --    $ (31,025)  $(39,500,326)
                         ==========  ========   ==========   =========   ============  =========   =========   ============

                          See accompanying notes.

                         CTC Communications Corp.

                         Statements of Cash Flows

                                                Year Ended March 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Operating Activities
  Net income (loss).................... $(51,995,984) $(2,884,450) $ 4,682,931
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in)
   operating activities:
    Depreciation ......................    3,785,827    1,283,509      742,895
    Amortization.......................    2,440,217      134,357          --
    Provision for doubtful accounts....    4,988,698    1,421,000      316,669
    Deferred income taxes..............    1,834,000   (1,268,000)    (289,000)
    Stock-based compensation...........      106,000       20,678          --
    Gain on sale of property and
     equipment.........................          --      (143,333)         --
  Changes in operating assets and
   liabilities:
    Accounts receivable................   (6,901,446)  (7,804,363)  (4,664,260)
    Prepaid commissions................   (2,212,700)         --           --
    Prepaid expenses and other current
     assets............................     (517,762)    (382,937)    (123,789)
    Amounts due from officers and
     employees.........................       29,182          --           --
    Income taxes receivable............     (359,731)  (2,152,579)      21,125
    Other assets.......................   (3,831,046)       4,800        4,800
    Accounts payable and accrued
     expenses..........................   18,481,012    4,052,394    2,657,149
    Accrued salaries and related
     taxes.............................      900,208          --           --
    Accrued income taxes...............          --      (225,948)     225,948
    Deferred revenue and other.........          --        (6,588)      (2,714)
                                        ------------  -----------  -----------
  Net cash provided by (used in)
   operating activities................  (33,253,525)  (7,951,460)   3,571,754
Investing Activity
  Additions to property and equipment..   (6,282,234)  (4,765,025)  (1,221,879)
                                        ------------  -----------  -----------
  Net cash used in investing activity..   (6,282,234)  (4,765,025)  (1,221,879)
Financing Activities
 Proceeds from issuance of Series A
  Redeemable Convertible Preferred
  Stock, net of
  offering costs.......................   11,861,321          --           --
 Proceeds from issuance of common
  stock................................      230,408      151,674      113,919
 Amounts due from stockholders, net....      104,800          --           --
 Borrowings under notes payable........   51,455,924    8,327,071          --
 Repayment of notes payable............  (23,171,071)         --           --
 Repayment of capital lease
  obligations..........................     (859,295)         --           --
                                        ------------  -----------  -----------
 Net cash provided by financing
  activities...........................   39,622,087    8,478,745      113,919
                                        ------------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................       86,328   (4,237,740)   2,463,794
Cash and cash equivalents at beginning
 of year...............................    2,167,930    6,405,670    3,941,876
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $  2,254,258  $ 2,167,930  $ 6,405,670
                                        ============  ===========  ===========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest................ $  2,666,613  $    57,886  $    16,253
 Cash paid (received) for income
  taxes................................ $ (3,001,000) $ 2,160,527  $ 3,318,000


Noncash investing and financing
 activities:
 Receipt of common stock in exercise
  of stock options..................... $    107,462  $   271,072  $       --
 Network and related equipment
  acquired under capital leases........ $ 10,747,665  $ 1,343,573  $       --
 Network and related equipment
  acquired under notes payable......... $ 19,010,755  $       --   $       --
 Common stock purchase warrants issued
  in connection with notes payable and
  Series A Redeemable Convertible
  Preferred Stock...................... $  1,702,683  $       --   $       --

                          See accompanying notes.

                         CTC Communications Corp.

                       Notes to Financial Statements

                              March 31, 1999

1. Nature of Business

 The Company

   CTC Communications Corp. (the "Company") is an integrated communications provider ("ICP"), which offers voice and data services predominantly to medium and large-sized business customers in New England and New York State. Prior to becoming an ICP in January 1998, the Company had been a sales agent for Bell Atlantic Corp. ("Bell Atlantic") since 1984. The Company has also offered long distance and data services under its own brand name since 1994. In late 1998, the Company began deploying a packet-switched network in its existing markets. The Company operates in a single industry segment providing telecommunication service to medium to large-sized business customers.

   As the Company continues to deploy its network, further penetrates its existing region and expands into new markets throughout the Boston--Washington, D.C. corridor, the Company will need significant additional capital. The Company believes that the proceeds of the $5,000,000 preferred stock commitment described in Note 10 and the availability under the unsecured facility described in Note 7 together with cash on hand and the amounts expected to be available under its bank, lease and vendor financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. During this period the Company will seek to raise additional capital through the issuance of debt or equity securities, the timing of which will depend on market conditions. The Company may also seek to raise additional capital through vendor financing, equipment lease financing or bank loans.

   There can be no assurance that additional financing will be available on terms acceptable to the Company when needed. The agreements governing its existing indebtedness limit its ability to obtain debt financing. If the Company is unable to obtain financing when needed, it may delay or abandon its development and expansion plans. That could have a material adverse effect on its business, results of operations and financial condition. The actual timing and amount of its capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of its expansion into new markets, the extent of competition and pricing of telecommunications services by others in its markets, the demand by customers for its services, technological change and potential acquisitions.

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. The Company accounts for internal use software under the provisions of AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of costs commences when the preliminary project stage, as defined under SOP 98-1, is completed. Amortization commences at the point that the software components are substantially complete and ready for their intended use. A significant portion of the network and related equipment costs is subject to the risk of rapid technological change. Accordingly, the Company's useful lives and depreciation policies reflect this risk. Depreciation and amortization is provided using a combination of straight-line and accelerated methods over the following estimated useful lives:

      Furniture, fixture, and equipment............................... 3-5 years
      Network and related equipment................................... 3-5 years

                         CTC Communications Corp.

   Leasehold improvements and assets under capital leases are amortized over the lesser of the lease term or the useful life of the property, usually 3-5 years.

 Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS No. 121 had no effect on the Company's financial statements.

 Revenue Recognition

   Telecommunications revenue is recognized as usage accrues. Agency revenue is recognized when services are ordered and, if commissions are based on usage, revenues are recognized as usage accrues. Provisions for cancellations are made at the time revenue is recognized, and actual experience prior to the developments described in Note 4 had consistently been within management's estimates.

 Deferred Financing Costs

   In connection with certain financing arrangements consummated during fiscal 1999, the Company capitalized $5,398,529 of deferred financing costs. These costs represent professional and debt origination fees, including the value of common stock purchase warrants issued to lenders, and are being amortized over the lives of the respective agreements. For the year ended March 31, 1999, the Company recorded amortization of $1,103,961 related to deferred financing costs.

 Income Taxes

   The Company provides for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Income (Loss) Per Share

   In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                         CTC Communications Corp.

 Risks and Uncertainties

  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to accounts receivable in fiscal 1999 was minimized by the large number of customers across New England and New York State. The Company reduces its risk of loss through periodic review of customer creditworthiness and generally does not require collateral. The carrying amount of cash and cash equivalents and accounts receivable approximates fair value due to the short maturity of those instruments.

  Significant Estimates and Assumptions

   The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management affect the Company's allowance for doubtful accounts, cancellation of orders and certain accrued expenses. Actual results could differ from those estimates.

 Accounting for Stock Options

   The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Stock options and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123.

 Leases

   Leases, in which the Company is the lessee, which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the lease. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

 Recent Accounting Pronouncements

   During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives

                         CTC Communications Corp.

would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or of results of operations of the Company.

3. Property and Equipment

   Property and equipment, at cost, and related accumulated depreciation and amortization balances are as follows:

                                                            March 31,
                                                      ---------------------- ---
                                                         1999        1998
                                                      ----------- ----------
Furniture, fixtures and equipment.................... $ 4,358,950 $3,246,237
Network and related equipment........................  31,309,749  7,946,704
Leasehold improvements...............................   1,657,752    840,456
Assets under capital lease...........................  12,091,238  1,343,573
                                                      ----------- ----------
                                                       49,417,689 13,376,970
Less accumulated depreciation and amortization.......  11,959,766  6,837,683
                                                      ----------- ----------
                                                      $37,457,923 $6,539,287
                                                      =========== ==========

4. Bell Atlantic Litigation

   In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic in Federal District Court for breach of contract, including the failure of Bell Atlantic to pay approximately $11,500,000 of agency commissions owed to the Company. The Company also asserted violations by Bell Atlantic of the antitrust laws and Telecommunications Act. On February 24, 1999 the Company settled the lawsuit. Under terms of the settlement, the Company received cash and other consideration. As a result of the settlement the Company wrote off approximately $1,500,000 of accounts receivable. In addition, the Company paid $1,200,000 of legal costs previously accrued as of March 31, 1998 attributable to the collection effort to recover the Bell Atlantic receivable and incurred approximately $7,800,000 of legal and other expenses during fiscal year 1999 associated with the litigation.

5. Related-Party Transactions

   The installation of certain telecommunications equipment is generally subcontracted to a company controlled by the Chairman of the Company. In addition, equipment is purchased from this company. Amounts paid to this company for hardware and services, based on fair market value, aggregated $499,257, $232,775 and $97,190 during fiscal 1999, 1998 and 1997, respectively.

   The Company leases office space from trusts in which the Chairman is a beneficiary. Rent expense for these facilities aggregated $125,904, $132,656 and $132,656 in fiscal 1999, 1998 and 1997, respectively. One of those leases expired during fiscal 1999. The remaining lease expires during fiscal 2002.

   The Company subleases space to a company controlled by the Chairman of the Company. Terms of the sublease are identical to those included in the Company's lease. Sublease rental income totaled $106,293, $119,416 and $80,416 in fiscal 1999, 1998 and 1997, respectively.

                         CTC Communications Corp.

6. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                               March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------- ----------
   Trade accounts payable............................... $17,788,702 $5,837,449
   Accrued cost of telecommunications revenue...........   5,475,143  1,171,119
   Sales taxes payable..................................   3,829,809    688,033
   Bell Atlantic litigation expenses....................         --   1,200,000
   Other................................................     345,834     61,875
                                                         ----------- ----------
                                                         $27,439,488 $8,958,476
                                                         =========== ==========

7. Financing Arrangements

   In July 1998, the Company consummated a $20,000,000 interim bank credit facility (the "Interim Credit Facility"). In connection with this agreement, the Company issued 55,555 warrants to purchase common stock to Spectrum Equity Investors II, L.P. in consideration for the commitment by Spectrum that upon the Company's request on or before June 30, 1999, Spectrum would purchase $5,000,000 of convertible preferred stock. Borrowings under the Interim Credit Facility were repaid by proceeds from a revolving line of credit consummated in September 1998, as described below.

   In September 1998, the Company entered into a revolving line of credit agreement (the "Revolving Line of Credit") with a consortium of lenders, providing for a three year senior secured credit facility of up to $75,000,000. Advances under the Revolving Line of Credit bear interest at the prime rate plus 1.75% per annum. The outstanding debt is secured by all the Company's assets excluding those acquired through purchase money financing. The Company is required to pay a commitment fee of 0.5% per annum on any unused amounts under the Revolving Line of Credit, as well as a monthly line fee of $150,000. The availability of the initial $15,000,000 is not subject to specific restrictions. However, the availability of the balance of $60,000,000 of the Revolving Line of Credit is based upon trailing 120 day accounts receivable collections, reducing to trailing 90 days of collections by March 31, 2000. The Company paid a one-time up front fee of $2,531,250, representing 3.375% of the facility. A termination penalty of $1,500,000 applies during the first eighteen months of the term of the Revolving Line of Credit. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at an exercise price of $6.75 per share were issued to the lenders in connection with the transaction. The value of the warrants is being amortized and included in interest expense over the three year term of the Revolving Line of Credit. The Revolving Line of Credit provides for certain financial and operational covenants, including, but not limited to, minimum quarterly revenues, minimum earnings before interest, taxes, depreciation, amortization, and non-recurring charges for rolling six-month periods, and a minimum quarterly number of provisioned access line equivalents. As of March 31, 1999, the Company had availability under the Revolving Line of Credit of $45,200,000. Aggregate outstanding borrowings were $36,145,000 at March 31, 1999.

   In October 1998, the Company entered into a three year vendor financing facility (the "Vendor Financing Facility"). Under the terms of the agreement, the Company agreed to a $25,000,000 volume purchase commitment from this vendor. The Vendor Financing Facility also provides that up to an aggregate of $10,000,000 may be borrowed to pay for costs associated with the integration of this vendor's equipment. Outstanding borrowings under the Vendor Financing Facility are secured by all products purchased from the vendor, all products purchased by the first $15,000,000 of the Vendor Financing Facility, and a subordinated security interest in all other assets of the Company. Outstanding borrowings bear interest at 12.5% per annum. The Company is also required to pay a facility fee of $15,000 per month and a commitment fee of 0.50% per

                         CTC Communications Corp.

annum on any unused amounts under the Vendor Financing Facility. The terms provide for repayment, at the end of the ninth, tenth and eleventh quarterly periods, of 5% of the lesser of the outstanding balance, as defined, of the Vendor Financing Facility and $15,000,000. The remaining principal is due at the end of the three year term. As of March 31, 1999, the Company had an outstanding balance of $15,425,998 and availability of $9,574,002. The outstanding balance at March 31, 1999 includes amounts due to suppliers of $2,926,000 financed subsequent to that date.

   In March 1999, the Company entered into an unsecured credit facility (the "Credit Facility") with a bank. Under this Credit Facility, the Company may borrow $10,000,000 which is not subject to specific restrictions, and another $20,000,000 at such time that the Company raises an additional $5,000,000 of equity. Additional commitment fees will be due the bank if an outstanding balance exists on the dates six months, nine months and one year after closing. The Company is required to pay a quarterly availability fee of 1% of the unused balance as well as a fee on any advances. Warrants to purchase 69,216 shares of the Company's common stock at an exercise price of $11.8125 were issued in connection with the Credit Facility and contingent warrants to purchase up to 573,913 shares of common stock at an exercise price of up to $11.8125 per share may be issued to the lender if advances under the Credit Facility are outstanding six months after the closing date of the Credit Facility. The value of the warrants to purchase 69,216 shares of common stock has been capitalized and is being amortized ratably over the then remaining term of the Credit Facility as interest expense. In the event any contingent warrants are issued, the value of the warrants will be capitalized and amortized over the then remaining term of the Credit Facility as interest expense. Interest is payable based upon a variable rate, which increases over the term of the agreement. The Credit Facility expires June 2000.

   The Credit Facility provides for certain financial and operational covenants. No amounts were outstanding under this facility at March 31, 1999. In order to satisfy the $5,000,000 equity requirement to borrow the full $30,000,000 under the Credit Facility, the Company has the ability and intends to call the $5,000,000 preferred stock commitment described in Note 10-- Preferred Stock if, by June 30, 1999, the Company has not received a replacement equity commitment of $5,000,000 or received a waiver of the $5,000,000 equity requirement included in the Credit Facility.

   Notes payable consisted of the following:

                                                             March 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
   Revolving Line of Credit........................... $36,145,000  $      --
   Revolving and working capital line of credit.......         --    7,345,071
   Equipment line of credit...........................         --      982,000
   Vendor Financing Facility..........................  15,425,998         --
   Notes payable for network and related equipment....   4,051,746         --
                                                       -----------  ----------
                                                        55,622,744   8,327,071
   Less current portion...............................  (1,705,141) (1,196,400)
                                                       -----------  ----------
                                                       $53,917,603  $7,130,671
                                                       ===========  ==========


                         CTC Communications Corp.

   Long-term debt matures as follows:

   Year ending March 31:
    2000........................................................... $ 1,705,141
    2001...........................................................   2,059,302
    2002...........................................................  51,858,301
                                                                    -----------
                                                                    $55,622,744
                                                                    ===========

8. Leases

   The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of March 31, 1999:

                                                          Sublease
                                               Operating   Rental
                                                 Leases    Income       Net
                                               ---------- ---------  ----------
   Year ending March 31:
    2000...................................... $2,094,925 $(109,897) $1,985,028
    2001......................................  2,007,121  (111,420)  1,895,701
    2002......................................  1,912,473  (111,420)  1,801,053
    2003......................................  1,668,232  (111,420)  1,556,812
    2004......................................    918,614  (111,420)    807,194
    Thereafter................................    273,990   (49,325)    224,665
                                               ---------- ---------  ----------
   Net future minimum lease payments.......... $8,875,355 $(604,902) $8,270,453
                                               ========== =========  ==========

   Rental expense for operating leases aggregated $1,779,608, $1,121,916 and $1,001,919 in fiscal 1999, 1998 and 1997, respectively. Sublease rental income amounted to $106,293, $119,416 and $90,016 in fiscal 1999, 1998 and 1997, respectively.

   The Company leases certain equipment under capital leases. At March 31, 1999, the Company has capitalized leased equipment totaling $12,091,238 with related accumulated amortization of $1,470,614. Obligations under capital leases mature as follows:

   Year ending March 31:
    2000............................................................ $4,235,411
    2001............................................................  4,260,012
    2002............................................................  3,093,937
    2003............................................................  1,527,344
    2004............................................................     78,418
    Thereafter......................................................        --
                                                                     ----------
                                                                     13,195,122
   Less amount representing interest................................ (1,960,679)
                                                                     ----------
   Present value of minimum lease payments.......................... 11,234,443
   Less current portion of obligations under capital leases......... (3,230,077)
                                                                     ----------
   Obligations under capital leases, net of current portion......... $8,004,366
                                                                     ==========

9. Telecommunications Agreements

   On January 15, 1996, the Company entered into a four-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at prices affected by

                         CTC Communications Corp.

volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. These provisions had no effect on the financial statements for the year ended March 31, 1999.

   On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at fixed prices by service during the term of the agreement. On May 6, 1998, the Company entered into an amendment to the agreement which extended the term of the agreement through October 2000. On March 31, 1999, the Company entered into an amendment which provides that the Company shall be liable for a minimum aggregate usage commitment of $50,000,000. Based upon existing and expected usage, these provisions had no effect on the financial statements for the year ended March 31, 1999.

   Prior to the execution of the agreements described above, and through March 31, 1999, the Company also had provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage and there are no other performance obligations.

   On January 8, 1999, the Company entered into agreements with two communications companies for the provision of transmission and co-location facilities for the Company's initial network build-out in New England in New York State. The agreements, which total $11,600,000 of expenditures by CTC over three years, provide for connectivity between CTC's 22 network hub sites and two fully redundant network operations centers.

10. Stockholders' Equity (Deficit)

   At March 31, 1999, 6,357,142 shares of common stock are reserved for future issuance upon exercise of outstanding stock options and common stock purchase warrants and conversion of outstanding preferred stock.

 Preferred Stock

   The dividends, liquidation preference, voting rights and other rights of each series of preferred stock, when issued, are to be designated by the Board of Directors prior to issuance.

   In April 1998, the Company completed a private placement of Series A Redeemable Convertible Preferred Stock ("Series A"). Each share of Series A accrues a cumulative dividend equal to an annual rate of 9% of the $18 per share purchase price per annum, compounded every six months. The dividend is payable upon redemption, liquidation, or conversion of the Series A.

   A majority of the Series A stockholders may require a redemption by the Company after April 9, 2003. Upon liquidation, dissolution, or winding up of the Company, holders of Series A would be entitled to receive the payment of a preferential amount before any payment is made with respect to any junior class of stock. The preferential payment would be equal to the greater of the purchase price plus accrued dividends through the date of payment or the purchase price plus accrued dividends plus an acceleration of the dividend due through April 9, 2003.

   On the date of issuance, 666,666 shares of the Series A were convertible into 1,333,332 shares of common stock. The number of shares of common stock into which the Series A can be converted increases by an amount equal to the accrued dividend divided by $9.00. At March 31, 1999, 666,666 shares of Series A were convertible into 1,453,262 shares of common stock. In addition, the number of shares of common stock into which Series A can be converted also adjusts upon certain dilutive issuances of common stock or securities

                         CTC Communications Corp.

convertible into or exercisable for common stock. Prior to any liquidation, dissolution, or winding up of the Company, the Series A would automatically convert into common stock if the liquidation amount is less than the amount the holder of Series A would have received had the holder converted to common stock.

   Holders of Series A are entitled to a number of votes equal to the lesser of
1) the whole number of common stock they would receive if they converted their Series A plus the number of warrants they hold that were issued in connection with the issuance of Series A shares or 2) the number of shares of Series A held multiplied by 2.476.

   On July 13, 1998, the Company received a commitment letter from a Series A stockholder to purchase at the Company's option, an additional $5,000,000 of preferred stock on the same terms and conditions as the Series A issued in April 1998, which option extends until June 30, 1999.

 Common Stock Purchase Warrants

   As of March 31, 1999, the Company issued warrants in connection with the issuance of the Series A and the financing arrangements disclosed in Note 7 to purchase an aggregate of 1,288,071 shares of common stock at exercise prices ranging from $6.75 to $11.81 with exercise periods extending through March 2009. The values of the warrants range from $1.96 to $5.74 and were determined using a Black-Scholes pricing methodology. Significant assumptions include the interest rate of 5.21%, an expected volatility of 50% and an expected life of the warrants of 2.5 to 3 years.

 Employee Stock Purchase Plan

   The Company has an employee stock purchase plan (the "ESPP") which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on two valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the ESPP during the three years in the period ended March 31, 1999. Indicated below is a summary of shares of common stock purchased by the ESPP.

   In July 1998 and February 1999, the ESPP purchased 6,737 shares and 7,963 shares, respectively, at $6.69 per share.

   In July 1997, the ESPP purchased 5,438 shares at $6.48 per share and in February 1998 the ESPP purchased 4,406 shares at $8.29 per share.

   In July 1996, the ESPP purchased 2,998 shares at $11.05 per share and in February 1997, the ESPP purchased 5,716 shares at $6.48 per share.

Stock Option Plans

   Under the terms of its Employees Incentive Stock Option Plan, as amended, 1985 Stock Option Plan, 1993 Incentive Stock Option Plan, 1996 Stock Option Plan and 1998 Stock Option Plan, (collectively, the "Plans"), the Company may grant qualified incentive stock options for the purchase of common stock to all employees and members of the Board of Directors. In addition, under the terms of its 1985 Stock Option Plan, the Company may grant non-qualified incentive stock options for the purchase of common stock to non-employees of the Company. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but for incentive stock options will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Non-qualified options may also be granted under the plan to

                         CTC Communications Corp.

directors, consultants or agents who are not employees and to employees who own more than 10% of the Company's voting securities. Non-qualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

   In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

   On March 20, 1998, the Board approved the repricing of 1,175,500 options with a new exercise price of $7.19 per share ($7.91 per share for 10% stockholders).

 Stock Based Compensation

   Pro forma information regarding net income (loss) and income (loss) per common share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the Plans and shares issued pursuant to the ESPP under the fair value method of SFAS No.
123. The fair value for these options and shares issued pursuant to the ESPP was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                            Options               ESPP
                                       -------------------  -------------------
                                       1999   1998   1997   1999   1998   1997
                                       -----  -----  -----  -----  -----  -----
Expected life (years).................  3.09   2.96   3.98   0.50   0.50   0.50
Interest rate.........................  4.82%  5.93%  6.28%  5.05%  5.43%  5.40%
Volatility............................ 83.69  85.14  87.88  91.23  64.67  93.03
Dividend yield........................  0.00   0.00   0.00   0.00   0.00   0.00

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

   For purposes of pro forma disclosures, the expense related to estimated fair value of the options is recognized over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per common share are as follows:

                                              1999         1998         1997
                                          ------------  -----------  ----------
Pro forma net income (loss).............  $(56,761,004) $(4,973,128) $4,094,000
Pro forma income (loss) per common share
 (Basic)................................  $      (5.60) $     (0.50) $     0.39

   The effects on fiscal 1997, 1998 and 1999 pro forma net income (loss) and income (loss) per common share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Company's plans.

                         CTC Communications Corp.

   A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                 1999                1998                 1997
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                           Options    Price    Options     Price    Options    Price
                          ---------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................  2,965,007   $5.50    1,953,112   $4.36   1,995,878   $4.01
  Options granted.......  1,297,000    8.65    2,791,000    7.11     280,539    9.67
  Options terminated....   (279,716)   6.49   (1,402,718)   8.36    (286,734)   7.54
  Options exercised.....   (366,482)   0.66     (376,387)    .93     (36,571)   1.20
                          ---------           ----------           ---------
Outstanding at end of
 year...................  3,615,809   $7.05    2,965,007   $5.50   1,953,112   $4.36
                          =========           ==========           =========
Exercisable at end of
 year...................    961,177              698,250             772,282
                          =========           ==========           =========
Weighted-average fair
 value of options
 granted during the
 year...................  $    4.80           $     4.01           $    6.43
                          =========           ==========           =========

   The following table presents weighted-average price and life information about significant option groups outstanding at March 31, 1999:


                                 Options Outstanding                Options Exercisable
                     ------------------------------------------- --------------------------
                                 Weighted Average
                                    Remaining        Weighted                   Weighted
       Range of        Number      Contractual       Average       Number       Average
    Exercise Prices  Outstanding   Life--Years    Exercise Price Exercisable Exercise Price
    ---------------  ----------- ---------------- -------------- ----------- --------------
   $0.90-
    1.10                129,261        0.5            $ 1.10       129,261       $ 1.10
    2.70-
    2.98                238,681        1.0              2.75       238,681         2.75
    5.25-
    5.75                213,000        4.4              5.72        32,500         5.75
    6.00-
    7.06                882,867        3.1              6.48        89,453         6.23
    7.19              1,034,500        2.6              7.19       301,498         7.19
    7.50-
    8.69                536,000        4.7              7.58        43,284         7.69
    10.12-
    11.25               356,334        3.9             10.50        84,834        10.51
    12.37-
    13.00                58,500        5.3             12.80             0         0.00
    15.00                83,333        3.9             15.00        20,833        15.00
    20.00                83,333        3.9             20.00        20,833        20.00
                      ---------                                    -------
                      3,615,809                                    961,177
                      =========                                    =======

11. Benefit Plans

 Defined Contribution Plan (the "401(k) Plan")

   The Company maintains a defined contribution plan (the "401(k) Plan") which covers all employees who meet certain eligibility requirements and complies with Section 401(k) of the Internal Revenue Code ("IRC"). Participants may make contributions to the 401(k) Plan up to 15% of their compensation, as defined under the terms of the 401(k) Plan, up to the maximum established by the IRC. The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the 401(k) Plan were $358,100, $310,788 and $230,079 in fiscal 1999, 1998 and 1997, respectively.

                         CTC Communications Corp.

12. Income (Loss) Per Share

   Income (loss) per common share has been calculated as follows:

                                              1999         1998         1997
                                          ------------  -----------  ----------
   Numerator:
     Net income (loss)..................  $(51,995,984) $(2,884,450) $4,682,931
     Less preferred stock dividends
      and accretion to redemption
      value of preferred stock..........    (1,135,364)         --          --
                                          ------------  -----------  ----------
     Equals: numerator for Basic and
      Diluted income (loss) per common
      share.............................  $(53,131,348) $(2,884,450) $4,682,931

   Denominator:
     Denominator for basic income (loss)
      per common share-weighted average
      shares............................    10,130,701    9,886,000   9,600,000
     Effect of employee stock options...           --           --    1,173,000
                                          ------------  -----------  ----------
   Denominator for Diluted income (loss)
    per common share....................    10,130,701    9,886,000  10,773,000
                                          ------------  -----------  ----------
   Basic income (loss) per common
    share...............................  $      (5.24) $      (.29) $      .49
                                          ============  ===========  ==========
   Diluted income (loss) per common
    share...............................  $      (5.24) $      (.29) $      .43
                                          ============  ===========  ==========

13. Income Taxes

     The provision (benefit) for income taxes consisted of the following:

                                             1999          1998         1997
                                         -------------  -----------  ----------
Current:
  Federal............................... $  (3,361,000) $  (218,000) $2,660,000
  State.................................           --           --      906,000
                                         -------------  -----------  ----------
                                           (3,361,000)     (218,000)  3,566,000
Deferred tax provision (benefit)........     1,834,000   (1,268,000)   (289,000)
                                         -------------  -----------  ----------
                                         $ (1,527,000)  $(1,486,000) $3,277,000
                                         =============  ===========  ==========

                         CTC Communications Corp.

   Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                     1999         1998
                                                  -----------  ----------
Deferred tax assets:
  Depreciation................................... $       --   $   64,000
  Bell Atlantic litigation costs.................         --      486,000
  Bad debt allowance.............................     695,000     960,000
  Accruals and allowances, other.................      40,000     305,000
  Net operating loss carryforward................  23,027,000      96,000
                                                  -----------  ----------
Total deferred tax asset.........................  23,762,000   1,911,000
Deferred tax liability:
  Prepaid expenses...............................      (8,000)    (38,000)
  Cash value of life insurance...................     (38,000)    (39,000)
  Depreciation...................................  (1,328,000)        --
                                                  -----------  ----------
Total deferred tax liability.....................  (1,374,000)    (77,000)
                                                  -----------  ----------
Net deferred tax asset before valuation
 allowance.......................................  22,388,000   1,834,000
Valuation allowance.............................. (22,388,000)        --
                                                  -----------  ----------
Net deferred tax asset........................... $       --   $1,834,000
                                                  ===========  ==========

   Management has provided a valuation allowance against deferred tax assets as it is more likely than not that the Company will not realize these assets.

   At March 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $56,856,000, which may be used to reduce future income tax liabilities, and expire through 2014. Changes in the Company's ownership will subject the net operating loss carryforwards and tax credits to limitations pursuant to Sections 382 and 383 of the IRC.

   The income tax expense is different from that which would be obtained by applying the enacted statutory federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

                                             1999         1998         1997
                                         ------------  -----------  ----------
Tax (benefit) at U.S. statutory rate.... $(18,197,815) $(1,486,000) $2,706,000
State income taxes, net of federal
 benefit................................          --           --      552,000
Valuation allowance and other...........   16,670,815          --       19,000
                                         ------------  -----------  ----------
                                         $ (1,527,000) $(1,486,000) $3,277,000
                                         ============  ===========  ==========

                         CTC Communications Corp.

14. Subsequent Event

   Subsequent to year end, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering the sale by the Company of up to 2,875,000 shares of common stock.

   Subsequent to year end the Company initiated a statutory reorganization in which the Company intends to merge, subject to shareholder approval, with a newly formed holding company, CTC Group. In connection with the reorganization, shareholders will have appraisal rights under Massachusetts law to which they are otherwise not entitled. If the reorganization is consummated and stockholders exercise their appraisal rights, the Company would be required by law to acquire their shares for cash at their appraised value. Management believes this will not have a material effect on the Company's financial condition.

15. Quarterly Information (Unaudited)

   A summary of operating results and net income (loss) per share for the quarterly periods in the two years ended March 31, 1999 is set forth below:

                                                Quarter Ended
                         ---------------------------------------------------------------
                                       September
                           June 30        30       December 31   March 31       Total
                         -----------  -----------  -----------  -----------  -----------
Year ended March 31,
 1999
Total revenues.......... $12,835,685  $14,516,189  $19,024,531  $24,587,287  $70,963,692
Net loss................  (7,931,000) (10,983,624) (11,997,025) (21,084,335) (51,995,984)
Net loss per share--
 Basic..................        (.79)       (1.13)       (1.20)       (2.08)       (5.24)
Net loss per share--
 Diluted................        (.79)       (1.13)       (1.20)       (2.08)       (5.24)
Year ended March 31,
 1998
Total revenues.......... $11,658,954  $11,845,097  $11,155,646  $ 6,287,439  $40,947,136
Net income (loss).......   1,374,000    1,244,000      506,000   (6,008,450)  (2,884,450)
Income (loss) per
 share--Basic...........         .13          .13          .05          (.6)        (.29)
Income (loss) per
 share--Diluted.........         .14          .12          .05          (.6)        (.29)

   The first two quarters of fiscal year 1998 net income per share amounts have been restated to comply with SFAS No. 128.