Form 10-K/A
period 1999-03-31
CTC COMMUNICATIONS CORP
filed 1999-07-15
CIK 764841

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ________________________


                                  FORM 10-K/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _________________


For the fiscal year ended March 31, 1999          Commission File Number 0-13627

                                 _____________
                           CTC COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

               Massachusetts                             04-2731202
      (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)              Identification No.)

              220 Bear Hill Road
             Waltham, Massachusetts                        02451
     (Address of principal executive offices)            (Zip Code)
      --------------------------------------

                                (781) 466-8080
             (Registrant's telephone number, including area code)

                                 _____________
          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
          Title of Each Class                       on Which Registered
          -------------------                       -------------------
                 None                                      None

               Securities registered pursuant to Section 12(g) of the Act:

          Title of Each Class:                   Common Stock ($.01 Par Value)
          --------------------                   -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $127,208,131 on July 9, 1999, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

     On July 9 , 1999, 10,397,504 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.
===============================================================================

                                     PART I

ITEM 1.  BUSINESS

Overview

     We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 15 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 164 sales people supported by 101 network consultants. Our sales force is located close to our customers in 25 sales branches primarily in New England and New York State.

     We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video. The first phase of our network includes 22 Cisco Systems advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network. In May 1999, we began testing of our network with some of our customers. By late summer, we expect to begin providing, and billing for, commercial service to a limited number of customers on our network.

     We became an integrated communications provider in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. (now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of March 31, 1999, after only 15 months as an integrated communications provider, we were serving over 9,000 customers and had over 142,000 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

     We offer the following services:

Local Telephone Services.   We offer connections between customers'
telecommunications equipment and the local telephone network, which we currently lease from incumbent local exchange carriers. For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for both voice and data applications.

Long Distance Telephone Services.   We offer a full range of domestic and
international long distance services, including "1+" outbound calling, inbound toll free service, standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services.   We offer a wide array of both continuously connected
and switched high speed digital data services. Switched or high speed digital data services include ISDN, frame relay and ATM products.

Internet Services.   We offer high speed, continuously connected internet access and services through various digital connections. In addition, we offer switched digital access to the internet via ISDN. We provide the necessary communications hardware, configuration support and other support services on a 24-hour, 7-day a week basis.

Wholesale Services to Internet Service Providers.   We provide a full array of
local services to internet service providers including telephone numbers and switched and continuously connected access to the internet.

Future Service Offerings.   Following deployment of the network, we may offer
the following additional services: hosting of web-sites, electronic commerce over the internet, data security and storage services, systems integration, consulting and network monitoring services, customized private networks and other data, and voice and sophisticated network products.

Our Integrated Communications Network

     We began deploying the first phase of our state-of-the-art, packet-switched
network in January 1999.   We will be able to offer a broad array of
sophisticated services over our network. We believe our network will enable us to improve margins, enhance network and service quality and broaden our range of product offerings. We also believe that our network will ultimately enable us to deliver voice and data services across a single multi-service connection. We expect our network to lower customers' overall telecommunications costs and stimulate demand for new services.

     The first phase of our network includes 22 Cisco advanced data switches and two network operation centers. Our primary network operations center is located in our Waltham, Massachusetts technology center. Our fully redundant back-up network operations center is located in Springfield, Massachusetts. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. Initially, we have obtained high capacity connections between our switches providing multiple, back-up connections. The initial transmission infrastructure will consist of fiber optic rings with the ability to automatically re-route data in either direction covering the southern, western and eastern New England regions. This SONET technology provides for the use of redundant circuits and allows data to travel to its destination along many different paths.

     The network will also allow us to take advantage of available technology to meet increasing customer demands for reliable, high capacity voice, data and video connections. We have also arranged to co-locate our switching hubs in Level 3 Communications and NorthEast Optic Network facilities along selected
fiber routes.   We expect to work with Cisco to test various new Cisco
technologies in our technology center. We expect this to better position us to adopt developing Cisco technology at an early stage.

     We intend to access our customer locations from our network through our PowerPath(SM) services. These will include a variety of high capacity technologies, including digital subscriber line, or DSL, service which permits high speed connections over existing telephone lines, leased high capacity wireline circuits, or T-1s, wireless technologies and fiber optic facilities, as available. Initially, we will offer continuously connected long distance and data services over our network. We believe that these services represent over 50% of our target customers' fixed line telecommunications spending. The balance represents local dial tone services which we currently obtain from other carriers. We plan to incorporate local dial tone service into our packet-switching architecture as that technology matures.

     Our network strategy to incorporate local dial tone functionality at a later stage will allow us to simplify the transitioning of existing customers onto our network because our customer will not have to disconnect from the incumbent local exchange carrier and then reconnect to our network. To transition our customers onto our network, we will simply be required to reprogram our customer's systems to direct long distance and data traffic to our network. This strategy will also allow our customers to retain their existing phone numbers as well as have the built-in redundancy of the separate physical connection to the incumbent local exchange carrier. At a later stage, once customers can use the same telephone number irrespective of who provides their telecommunications service, we will be able to more easily transition our customers' local dial tone service onto our network.

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

Sales and Service Infrastructure.   Our branches are currently staffed with over
300 individuals, representing approximately 80% of our employees. As of July 9, 1999, there were 164 sales executives, 101 network consultants, 26 branch/regional managers and 16 service managers located in 25 sales branches serving markets in Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New York, Rhode Island and Vermont.

Customer Sales and Service Model.   At their first meeting with a prospective
customer, our sales executives analyze the customer's current telecommunications usage and costs. Sales executives then outline the range of services and potential savings we offer and make recommendations to optimize the customer's current network. Sales executives also discuss the benefits of our comprehensive customer care program and develop account management plans designed to balance network expense and utility. Sales executives and network consultants continue to review the customer's telecommunications usage and requirements and update the customer's suite of services and network design. We believe the relationship-intensive approach of assigning sales executives and network consultants to each customer account results in high customer satisfaction and retention rates.

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

Our Information Systems

     Our information systems include five central applications which fully integrate our sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed for high transaction volumes, accuracy, timely installation, accurate billing feeds and quality customer service. Data entered in one application is generally exported into all other applications. Each branch office is connected via frame relay to the central processor. Our employees have online access to our information systems from their branch desktops or docking stations.

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

     Our information systems include the following applications:

Account and Sales Management.   Our account management application is the hub of
our information systems. It stores all of our customer-related information, such as location detail, contact information, transaction history and account profile. Our account management application also automatically exports data to our customized sales application. Our sales application is a fully-integrated database that provides sales personnel with access to information for pricing services, customized sales proposals, customer correspondence, sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles of our current and prospective customers. These historical profiles include details of installed services, recent transactions and billing history. Our sales system can be used both on- and off-line. All entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a salesperson connects to the network.

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

Billing and Customer Interface.   Our billing application allows us to provide
our customers a single bill for all the services we provide. Our billing application also allows the customer to review historic bill detail, perform customized usage analyses and download information directly to their own accounting applications. Using a secure Web-based application called IntelliVIEW, our customers have near real-time online access to our billing application. Using IntelliVIEW, our customers are able to review and analyze their bills and related information. Customer billing statements are also available on CD ROM, diskette or paper. Paper statements generated by our billing application offer our customers different management formats.

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

     We are actively upgrading our information systems in order to support our network. We have selected Oracle's relational database for our data repository and warehouse. We will integrate our business applications described above with the data repository. Customers, vendors, partners and internal users, will access our business applications using either UNIX, Windows 95 or standard internet browsers. We expect that our upgraded information systems will allow us to grow and expand our business, replace and upgrade business applications without impacting other applications and provide us with reliable data.

Competition

     We operate in a highly competitive environment. We have no significant market share in any market in which we operate. We will face substantial and growing competition from a variety of data transport, data networking and telephony service providers. We will face competition from single-source providers and from providers of each individual telecommunications service. Many of these competitors are larger and better capitalized than we are. Also, many of our competitors are incumbent providers, with long standing relationships with their customers and greater name recognition.

     Bell Atlantic is a competitor for local and data services, and, we expect based on regulatory developments, eventually will be a competitor for long distance services as well. Major competitors in our markets for the provision of single-source solutions include WinStar Communications, Inc. and Teligent, Inc. Network Plus is a competitor in our market for the provision of long distance and, to some extent, local services. Competitors for our data services also include AT&T Local (Teleport) and MCI Worldcom (Brooks Fiber and MFS). Our competitors for long distance services include all the major carriers such as AT&T, MCI Worldcom and Sprint.

     In addition, the continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. Examples of some of these alliances include: Bell Atlantic's proposed acquisition of GTE, SBC's proposed merger with Ameritech, AT&T's acquisition of TCI and proposed acquisition of Media One, US West's proposed merger with Global Crossing, Global Crossing's proposed acquisition of Frontier Corp., Qwest's proposed acquisition of US West and Frontier Corp. and SBC's acquisition of SNET. Many of these combined entities have or will have resources far greater than ours. These combined entities may provide a single package of telecommunications products that is in direct competition with our products. These combined entities may be capable of offering these products sooner and at more competitive rates than we can.

Competition from Single-Source Providers.   The number of single-source
providers has increased because of the current regulatory trend toward fostering competition and the continued consolidation of telecommunications service providers. Many single-source providers and long distance carriers have committed substantial resources to building their own networks or to purchasing carriers with complementary facilities. Through these strategies, a competitor can offer single-source local, long distance and data services similar to those that we will offer. The alternative strategies available to these competitors may provide them with greater flexibility and a lower cost structure.

     Once the Regional Bell Operating Companies, or RBOCs, are allowed to offer in-region long distance services under the terms of Section 271 of the Telecommunications Act, they will be in a position to offer local and long distance services similar to the services we offer. No RBOC is currently permitted to provide long distance services for calls originating in their region. We cannot assure you that this will continue to be the case. The FCC must approve RBOC provision of in-region long distance services and can only do so upon finding that the RBOC has complied with the 14-point checklist outlined in Section 271 of the Telecommunications Act. This 14-point checklist is designed to ensure that RBOC competitors have the ability to provide local telephone services in competition with the RBOC. The FCC has not yet found that any RBOC has complied with the 14-point checklist.

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

Competition for Provision of Local Exchange Services.   In the local exchange
market, incumbent local exchange carriers, including RBOCs, continue to hold near-monopoly positions. We also face competition or prospective competition from one or more integrated communications providers, and from other competitive providers, including providers who do not own their own network. Many of these competitors are larger and better capitalized than we are. Some carriers have entered into interconnection agreements with incumbent local exchange carriers and either have begun, or in the near future likely will begin, offering local exchange service in each of our markets. Further, as of February 8, 1999, the largest long distance carriers were permitted to bundle local and long distance services. This removes one of our competitive advantages. Other entities that currently offer or are potentially capable of offering switched services include cable television companies, electric utilities, other long distance carriers, microwave carriers, and large customers who build private networks.

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

Competition for Provision of Long Distance Services.   The long distance market
is significantly more competitive than the local exchange market. In the long distance market numerous entities compete for the same customers. In addition, customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. This results in a high average rate of customer loss, or churn, in the long distance market. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Competition in this market will further increase once RBOCs are permitted to offer long distance services.

Data and Internet Services.   The market for high speed data services and access
to the internet is highly competitive. We expect competition in this market to continue to intensify. Our competitors in this market will include internet service providers and other telecommunications companies, including large interexchange carriers and RBOCs. Many of these competitors have greater financial, technological and marketing resources than those available to us. Recently, various RBOCs have filed petitions with the FCC requesting regulatory relief in connection with the provision of their own data services. In response to these petitions, the FCC issued a decision that data services generally are telecommunications services that, when provided by incumbent local exchange carriers, are subject to the unbundling, resale, and other independent local exchange carrier obligations prescribed in Section 251 of the Telecommunications Act. Petitions have been filed with the FCC asking them to reconsider this decision. The FCC also has initiated a proceeding to determine whether independent local exchange carriers will be able to escape their Section 251 obligations by providing data services through ''truly'' separate affiliates, whether the FCC will require incumbent local exchange carriers to unbundle their data services equipment and resell data services, and whether the FCC will grant RBOCs relief for the provision of data services. We cannot predict the effect that this proceeding will have on our ability to obtain facilities and services from incumbent local exchange carriers and on the competition that we will face from incumbent local exchange carriers in the data services market.

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

     The Telecommunications Act greatly expands the interconnection requirements on the incumbent local exchange carriers, or incumbent local exchange carriers. The Telecommunications Act requires the incumbent local exchange carriers to:

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

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its interconnection order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters. We also cannot predict the possible impact of this decision, including the portion dealing with unbundled network elements, on existing interconnection agreements between incumbent local exchange carriers and competitive local exchange carriers or on agreements that may be negotiated in the future.

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

     The Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's 14-point competitive checklist. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region long distance service. Some states have denied these applications while others have approved them. However, to date, the FCC has denied each of the RBOC's applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. We anticipate that a number of RBOCs will file additional applications in 1999.

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

     Recently, the FCC has determined that both continuous access and dial-up calls from a customer to an internet service provider, are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of a local exchange carrier to pay reciprocal compensation for dial-up calls to internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. Moreover, several states are considering this issue, and one state has held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at internet service providers. In addition, one RBOC has petitioned the FCC for a ruling that telephone-to-telephone calls made over the internet are subject to regulation as a telecommunications service under the Communications Act. Although the FCC has suggested that such internet-based telephone-to-telephone calls may be considered a telecommunications service, it has not reached a final decision on that issue. We cannot predict the effect that the FCC's resolution of these issues will have on our business.

     In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the RBOCs and a few other local exchange carriers to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes that could unfairly hinder local exchange carriers by requiring their customers to use 10 digit dialing while existing independent local exchange carrier customers use 7 digit dialing. These regulations also prohibit incumbent local exchange carriers which are still administering central office numbers pending selection of the neutral administrator from charging "code opening" fees to competitors unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as "number portability." In May 1999, the FCC initiated a proceeding to address the problem of the declining availability of area codes and phone numbers.

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

Employees

As of July 9, 1999, we employed 393 persons. None of our employees are represented by a collective bargaining agreement.


                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended March 31, 1999 are derived from our financial statements. You should read the following financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

     All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the five-for-four stock split effected in fiscal year ended March 31, 1995, and the three-for-two stock split and the two-for-one stock split effected in fiscal year ended March 31, 1996.


                                                     Fiscal Year ended March 31,
                                         ---------------------------------------------------
                                            1995       1996      1997       1998       1999
                                         ----------   -------   -------   -------    -------
                                         (dollars in thousands, except per share information)
Statement of Operations Data
Agency revenues ......................   $   18,898  $ 25,492  $ 29,195  $ 24,775   $    ---
Telecommunications revenues ..........        3,038     5,383    11,095    16,172     70,964
                                         ----------  --------  --------  --------   --------
     Total revenues ..................       21,936    30,875    40,290    40,947     70,964
Cost of telecommunications revenue
      (excluding  depreciation and
      amortization) ..................        2,451     4,242     8,709    14,039     61,866
Selling, general and administrative
 expenses ............................       16,663    19,349    23,077    29,488     52,521
Depreciation and amortization ........          656       660       743     1,418      3,778
Income (loss) from operations ........        2,166     6,624     7,761    (3,998)   (47,201)
Net income (loss) ....................        1,472     4,094     4,683    (2,498)   (51,238)
Earnings (loss) per share
     Basic ...........................         0.18      0.43      0.49      (.25)     (5.18)
     Diluted .........................         0.17      0.38      0.43      (.25)     (5.18)
Other Financial Data
EBITDA (loss) ........................   $    2,932  $  7,295  $  8,519  $ (2,405)   (43,346)

Capital expenditures .....................      599       759     1,222     6,109     36,041
Net cash provided (used) by operating
activities ...............................    1,580     2,192     3,572    (7,951)   (33,254)
Net cash used in investing activities ....      599       759     1,222     4,765      6,282
Net cash provided by financing
activities ...............................      171       119       114     8,479     39,622


                                                                   As of March 31,
                                         -------------------------------------------------------

                                           1995         1996      1997       1998       1999
                                         ---------   ---------  ---------  ---------  ---------
                                                        (dollars in thousands)

Balance Sheet Data

Cash and cash equivalents .............  $    2,391  $   3,942  $   6,406  $  2,168   $   2,254
Total assets ..........................       7,726     12,509     20,186    30,768      69,482
Total long-term debt, including
  current portion .....................          --         --         --     9,673      64,858
Series A redeemable convertible
  preferred stock .....................          --         --         --                12,672
Stockholders' equity (deficit) ........       5,526      9,495     14,292    11,966     (37,144)

    EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry. Other companies may calculate it differently from us. EBITDA is not a measurement of financial performance under generally accepted accounting principles, or GAAP. We do not believe you should consider EBITDA as an alternative to net income (loss) as a measure of results of operations or to GAAP-based cash flow data as a measure of liquidity. Capital expenditures consists of additions to property and equipment acquired for cash or under notes payable and capital leases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Historically, we have generated agency revenues and telecommunications revenues. Agency revenues consist of commissions we earned as an agent of Bell Atlantic and other Regional Bell Operating Companies, and long distance providers. Telecommunications revenues are generated by our sale of local, long distance, data communications, internet access and other communications services. For the fiscal year ended March 31, 1998, agency commissions accounted for approximately 60% of our revenues, with telecommunications revenues accounting for the other 40%. As a result of our transition to an integrated communications provider strategy in January 1998, agency commissions earned after December 31, 1997 are not material.

    Our financial information for the fiscal year ended March 31, 1999 reflects a full year of operations under our new strategy. Our financial information for fiscal years ended on or before March 31, 1998 primarily reflects our operations as an agent for Bell Atlantic. Because of our transition to our new strategy and our network buildout, most of the financial information for these periods does not reflect our current business and is not comparable to results for subsequent periods.

Results of Operations

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998.

    Total revenues for the fiscal year ended March 31, 1999 were $70,964,000, an increase of 73% from $40,947,000 for the preceding fiscal year. As an integrated communications provider, revenues for fiscal 1999 reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services. Revenue for fiscal 1998 reflect agency commissions on local telecommunications services for the period April 1, 1997 through December 31, 1997 as well as our direct sales of other telecommunications services for the entire year.

     A common basis for measurement of an integrated communications provider's progress is the growth in access line equivalents, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. We calculate our equivalent data circuits by dividing the data transmission capacity purchased by our customers by 64 kilobits per second, which represents the capacity necessary to carry one voice circuit. During the quarter ended March 31, 1999, voice and data ALEs in service increased by 38,935, or approximately 38% from the quarter ended December 31, 1998. This brought our total ALEs in service to 142,207 at the end of our first 15 months as an integrated communications provider. Data ALEs increased by approximately 45% from the quarter ended December 31, 1998 to 28,502, or 20% of total ALEs in service as of March 31, 1999. Data ALEs at March 31, 1999 include 6,720 ALEs purchased by other carriers including internet service providers.

     Costs of telecommunications revenues, excluding depreciation and amortization, increased to $61,866,000 for fiscal 1999 from $14,039,000 for fiscal year 1998 as a result of our decision to provide local services directly instead of providing local services on an agency basis. However, as a percentage of telecommunications revenue, costs of telecommunications revenues remained at 87% for fiscal 1999 and 1998. We expect that, as a result of a recent agreement we entered into with Bell Atlantic, our costs of reselling Bell Atlantic local lines will decrease. Under the terms of this agreement we will receive up to an additional 15% discount on the wholesale rates Bell Atlantic is required to offer. Under this agreement, we have committed to maintain in service over the next five years a number of resold Bell Atlantic local telephone lines at least equal to 100,000 at the end of the first year and 225,000 at the end of each of the remaining four years.

     Selling, general and administrative expenses increased 78% to $52,521,000 in fiscal 1999 from $29,488,000 for fiscal 1998. This increase was primarily due to the increased number of service and technical employees hired and other expenses incurred in connection with operating under our new strategy. Also contributing to the increase were approximately $9,886,000 of expenses and charges relating to the litigation and settlement with Bell Atlantic. Selling, general and administrative expenses also increased for fiscal 1999 due to increased expenses associated with the network buildout.

     Depreciation and amortization expense increased 166% to $3,778,000 in fiscal 1999 from $1,418,000 in fiscal 1998. This increase was a result of the investments we made in equipment and software for our network.

     Interest and other expense increased to $5,563,000 for the fiscal year ended March 31, 1999, as compared to interest and other income of $213,000 for the fiscal year ended March 31, 1998. The increase is due to increased borrowings to fund our operating losses and the deployment of our network, the fees associated with our credit and vendor facilities, and the amortization of the interest expense associated with warrants issued in connection with the financings.

     The benefit for income taxes, which is limited to refunds available on a loss carryback basis, has been recognized ratably as a percentage of our estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate of the benefit varied with changes in management's estimates.

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     The results for the fiscal year ended March 31, 1998 reflect our decision to leave the Bell Atlantic agency program in December 1997 and our commencement of operations as an integrated communications provider. This decision adversely affected revenues and expenses to a certain extent in the third quarter as we prepared for this transition and significantly affected revenues in the fourth quarter after the transition had been effected. Total revenues of $40,947,000 for fiscal 1998 were essentially flat as compared to $40,290,000 for the fiscal year ended March 31, 1997. Agency revenues decreased 15% to $24,775,000 for fiscal 1998 from $29,195,000 in fiscal 1997, primarily as a result of fourth quarter revenues of only $194,000, as compared to $8,354,000 for the same period of fiscal 1997. This decrease reflects the fact that we left the Bell Atlantic agency program in December 1997, and thus no Bell Atlantic agency revenues were reported in the fourth quarter of fiscal 1998. Telecommunications revenues increased 46% to $16,172,000 for fiscal 1998 from $11,095,000 for fiscal 1997. This increase reflects the increased sales of long distance, internet access, and data services as well as the commencement of our sale of local telecommunications services as an integrated communications provider in the fourth quarter of fiscal 1998. Although local telecommunications sales increased during the fourth quarter, they were significantly less than we expected as a result of the imposition of the temporary restraining order in connection with the Bell Atlantic litigation initiated in February 1998, which required us to sell these local services only to new customers, resulting in a longer sales cycle. This temporary restraining order was dissolved in August 1998.

     Costs of telecommunications revenues, excluding depreciation and amortization, increased 61% to $14,039,000 for fiscal 1998 from $8,709,000 for fiscal 1997. As a percentage of telecommunications revenues, cost of telecommunications revenues was 87% for fiscal 1998 as compared to 78% for fiscal 1997. This overall increase was due primarily to increased sales of telecommunications services and increased costs for those services sold. Due largely to the initiation of local telecommunications sales in the fourth fiscal quarter, cost of telecommunications revenues for this period increased 127% to $5,944,000 from $2,615,000 for the same period in fiscal 1997. These increases as a percentage of revenues were attributable to fixed costs associated with the sale of local telecommunications services, lower long distance rates extended to customers in advance of rate decreases from one of our long distance suppliers, increased costs associated with adding new customers and services, and costs associated with phasing out our debit calling card program.

     Selling, general and administrative expenses increased 28% to $29,488,000 in fiscal 1998 from $23,077,000 in fiscal 1997. This increase was a result of the increased number of sales and service employees hired in connection with our transition to an integrated communications provider, increased payments of commission and bonuses, increased corporate and administrative expenses, expenses related to new branch openings and $614,000 of costs incurred attributable to our litigation with Bell Atlantic.

     Depreciation and amortization expense increased 91% to $1,418,000 in fiscal 1998 from $743,000 in fiscal 1997. This increase was attributable to increased depreciation associated with greater capital expenditures.

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

     In April 1998, we received $12.0 million from our private placement of our Series A redeemable convertible preferred stock and warrants to Spectrum Equity Investors II, L.P. We also received a commitment on June 30, 1998 from Spectrum to purchase, at our option, an additional $5.0 million of preferred stock on the same terms and conditions as the Series A preferred stock. This option expired on June 30, 1999 without our issuing any additional shares of preferred stock.

     On September 1, 1998, we entered into a senior secured credit facility with Goldman Sachs Credit Partners and Fleet National Bank. Under the terms of this senior secured credit facility, the lenders have provided a three-year credit facility to us consisting of revolving loans in the aggregate amount of up to $75.0 million. Under our senior secured credit facility we may borrow $15.0 million unconditionally and an additional $60.0 million based on trailing 120 days accounts receivable collections, reducing to trailing 90 days accounts receivable collections by March 31, 2000. As of March 31, 1999, we had availability of $45.2 million under this senior secured credit facility of which we had borrowed approximately $36.1 million.

     On October 14, 1998, we entered into an agreement with Cisco Capital for up to $25.0 million of vendor financing. Under the terms of the agreement, we have agreed to a three-year, $25.0 million volume purchase commitment of Cisco equipment and services and Cisco Capital has agreed to advance funds as these purchases occur. Up to $10.0 million of the vendor facility can be utilized for costs associated with the integration of Cisco equipment and related peripherals. Under the terms of the vendor facility, we are required to pay interest on funds advanced under the facility at an annual rate of 12.5%. As of March 31, 1999, we had borrowed $15.4 million under the vendor facility.

     Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of up to $16.2 million of equipment and software. As of March 31, 1999, the aggregate amount borrowed under these agreements was approximately $14.0 million.

     In order to provide liquidity, we entered into a loan agreement dated as of March 15, 1999 with Toronto Dominion (Texas), Inc. to provide an unsecured standby credit facility for up to $30.0 million for capital expenditures and other general corporate purposes. Originally, $10.0 million of this facility was immediately available, with the remaining $20.0 million becoming available only if we raised an additional $5.0 million of proceeds from the issuance of equity. Toronto Dominion has waived the requirement that we raise any equity, and therefore, the entire $30.0 million is now available to us. As of July 9, 1999, we had borrowed $6.0 million under this facility. Availability under this facility will be reduced by any proceeds of our common stock offering described below. If we raise at least $30.0 million in that offering, the facility will terminate upon the closing of the offering.

     We have filed a registration statement for a public offering of up to 3,725,000 shares of our common stock. There can be no assurance, however, that this offering will be consummated.

     As we continue to deploy our network, further penetrate our existing region and expand into new markets throughout the Boston--Washington, D.C. corridor, we will need significant additional capital. We believe that the availability under our standby facility with Toronto Dominion, together with cash on hand, the proceeds of our bank, lease and vendor financing arrangements and the amounts we expect to be available under our credit and vendor facilities will be sufficient to fund our capital requirements for at least the next 12 months. During this period we will seek to raise additional capital through the issuance of debt and possibly equity securities, the timing of which will depend on market conditions, and which could occur in the near future. We may also seek to raise additional capital through further equity offerings, vendor financing, equipment lease financing and bank loans.

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

     Working capital deficit at March 31, 1999 was $6.7 million compared to a working capital surplus of $12.0 million at March 31, 1998, a decrease of $18.7 million. This decrease is due primarily to the increase in accounts payable and accrued expenses associated with our transition to an integrated communications provider. We will fund this deficit through borrowings under our credit facilities, which are long term liabilities. Cash balances at March 31, 1999 and March 31, 1998 totaled approximately $2.3 million and $2.2 million, respectively.

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

     In connection with the deployment of our new network, we have designed a new database architecture for our computer systems which we expect will be year 2000 compliant. We expect installation of the network and related network control software to be completed in the summer of 1999. We expect installation of our new information systems related to our new network to be completed in the third or fourth quarter of 1999. We began testing our network, and these new systems when we first began installation, and we expect testing to continue. We are also upgrading our current information systems to be year 2000 compliant in case we have not completed installing our new systems by the end of 1999. Approximately 40% of our existing information systems are now year 2000 compliant. We expect to complete this upgrade in the third or fourth quarter of 1999. While we expect that all significant information systems will be year 2000 compliant in the third or fourth quarter of 1999, we cannot assure you that all year 2000 problems in the new system will be identified or that the necessary corrective actions will be completed in a timely manner. We expect our non-information systems to be year 2000 compliant in the third or fourth quarter of 1999.

     We have requested certification from our significant vendors and suppliers demonstrating their year 2000 compliance. Approximately 80% of vendors and suppliers have delivered these certifications. We will continue to seek additional certifications. However, we cannot assure you that we will receive any additional certifications. Generally these certifications state that our vendors and suppliers are year 2000 compliant but do not require any affirmative action if these certifications are inaccurate. We intend to continue to identify critical vendors and suppliers and communicate with them about their plans and progress in addressing year 2000 problems. We cannot assure you that the systems of these vendors and suppliers will be timely converted. We also cannot assure you that any failure of their systems to be year 2000 compliant will not adversely affect our operations.

Our Costs of Year 2000 Remediation

     We have incurred approximately $120,000 in costs to date related specifically to year 2000 issues and expect to incur an additional approximately $380,000 through the end of 1999. However, we cannot assure you that the costs associated with year 2000 problems will not be greater than we anticipate.

Our Year 2000 Risk

     Based on the efforts described above, we currently believe that our systems will be year 2000 compliant in a timely manner. We have completed the process of identifying year 2000 issues in our information systems and non-information systems and expect to complete any remediation efforts in the third and fourth quarters of 1999.

     We cannot assure you that our operations and financial results will not be affected by year 2000 problems. We may experience interruptions in service and not receive billing information in a timely manner if either our systems or those of our vendors or suppliers are not year 2000 compliant in a timely manner. It is possible that we could experience other serious year 2000 difficulties that we cannot presently predict.

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


Cisco Capital Vendor Facility

     On October 14, 1998, we entered into a three-year vendor facility for up to $25 million with Cisco Capital. We have agreed to a three year, $25 million total volume purchase commitment of Cisco equipment and services. Cisco Capital has agreed to advance funds as these purchases occur. We can also use the facility for working capital costs associated with the integration and operation of Cisco solutions and related equipment.

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

 .    failure of any guarantor to perform or observe any covenant contained in any guaranty,

 .    any event of default in any other loan documents as defined therein,

 .    revocation of any consent, authorization or other approval necessary to enable us to borrow under the vendor facility,

 .    the occurrence of a change of control, as defined therein,

 .    any payment of indebtedness subordinated to the vendor facility, except as expressly permitted, and

 .    the entrance of various judgments against us.


Toronto Dominion (Texas), Inc. Facility

     In March 1999, we entered into a Loan Agreement with Toronto Dominion (Texas), Inc., or TD, to provide an unsecured standby credit facility for up to $30 million for capital expenditures and other general corporate purposes. Under the terms of the this standby facility, as amended on June 30, 1999, $30 million is immediately available. We must pay a commitment fee of $450,000. Additional commitment fees are payable if the standby facility is still outstanding on the dates six months, nine months and one year after the closing. In addition, we pay a quarterly availability fee on unfunded amounts and a funding fee if we draw on the standby facility. Draws under the standby facility will initially bear interest at 7.00% over the three-month US Dollar deposit LIBOR rate and increase quarterly thereafter. We issued warrants to purchase 69,216 shares of CTC Communication's common stock at $11.8125 per share to TD as part of the transaction and we may issue contingent warrants to purchase up to 573,913 shares of common stock at $11.8125 per share to TD if advances under the facility are outstanding six months after the closing. We must repay draws with the proceeds from future issuances of equity or debt securities or from future bank financings.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases but will investigate such options should changes in market conditions occur. We have not had any derivative instruments in the past and do not plan to in the future, other than possibly to reduce our interest rate exposure as described above.

     For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at March 31, 1999. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 1999. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31,

1999 a 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our fixed rate debt obligations by approximately $1.9 million . A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our outstanding fixed rate debt obligations by approximately $2.0 million. With respect to our variable rate debt obligations a 10% increase in interest rates would result in increased interest expense and cash expenditures for interest of approximately $170,000 in fiscal 1999. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $170,000 in fiscal 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            CTC Communications Corp.

                         Index to Financial Statements

Audited Financial Statements and Schedule
Report of Independent Auditors...........................................  21
Balance Sheets as of March 31, 1999 and 1998.............................  22
Statements of Operations for the years ended March 31, 1999, 1998 and
 1997....................................................................  23
Statements of Stockholders' Equity (Deficit) for the years ended March
 31, 1999, 1998 and 1997.................................................  24
Statements of Cash Flows for the years ended March 31, 1999, 1998 and
 1997....................................................................  25
Notes to Financial Statements............................................  26
Schedule II--Valuation and Qualifying Accounts...........................  40

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

                                          Ernst & Young LLP

July 14 1999, except for Notes 7 and 10
  as to which the date is June 30, 1999
Boston, Massachusetts

                            CTC Communications Corp.

                                 Balance Sheets

                                                             March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
                       Assets
Current Assets:
  Cash and cash equivalents.........................  $  2,254,258  $ 2,167,930
  Accounts receivable, less allowance for doubtful
   accounts of $1,717,000 and $492,000 in 1999 and
   1998, respectively...............................    19,200,931   17,288,183
  Prepaid commissions...............................     2,500,000      287,300
  Prepaid expenses and other current assets.........     1,022,198      504,436
  Amounts due from officers and employees...........        55,572       84,754
  Income taxes receivable...........................     2,313,070    2,190,339
                                                      ------------  -----------
Total current assets................................    27,346,029   22,522,942
Property and equipment:
  Property and equipment............................    49,417,689   13,376,970
  Accumulated depreciation and amortization.........   (10,615,766)  (6,837,683)
                                                      ------------  -----------
                                                        38,801,923    6,539,287
Deferred income taxes...............................       --         1,597,000
Deferred financing costs, net of amortization.......     3,229,865
Other assets........................................       104,085      108,885
                                                      ------------  -----------
                                                      $ 69,481,902  $30,768,114
                                                      ============  ===========
   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable and accrued expenses.............  $ 27,439,488  $ 8,372,476
  Accrued salaries and related taxes................     1,656,367      756,159
  Current portion of obligations under capital
   leases...........................................     3,230,077      231,796
  Current portion of notes payable..................     1,705,141    1,196,400
                                                      ------------  -----------
Total current liabilities...........................    34,031,073   10,556,831
Obligations under capital leases, net of current
 portion............................................     8,004,366    1,114,277
Notes payable to banks, net of current portion......    51,918,492    7,130,671
Commitments and contingencies
Series A Redeemable Convertible Preferred Stock, par
 value $1.00 per share; authorized 1,000,000 shares,
 726,631 and no shares issued and outstanding at
 March 31, 1999 and 1998, respectively (liquidation
 preference $18,640,023 at March 31, 1999)..........    12,671,797      --
Stockholders' equity (deficit)
  Common Stock, par value $.01 per share; authorized
   25,000,000 shares, 10,352,513 and 9,980,661
   shares issued and outstanding at March 31, 1999
   and 1998, respectively...........................       103,525       99,806
  Additional paid-in capital........................     8,386,816    5,245,704
  Deferred compensation.............................      (212,410)    (318,410)
  Retained earnings (deficit).......................   (45,390,732)   7,075,060
                                                      ------------  -----------
                                                       (37,112,801)  12,102,160
  Amounts due from stockholders.....................       (31,025)    (135,825)
                                                      ------------  -----------
Total stockholders' equity (deficit)................   (37,143,826)  11,966,335
                                                      ------------  -----------
                                                      $ 69,481,902  $30,768,114
                                                      ============  ===========

                            See accompanying notes.

                            CTC Communications Corp.

                            Statements of Operations

                                                Year Ended March 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Revenues:
  Telecommunications revenue........... $ 70,963,692  $16,171,716  $11,094,838
  Agency commission revenue............      --        24,775,420   29,195,261
                                        ------------  -----------  -----------
                                          70,963,692   40,947,136   40,290,099
Operating Costs and Expenses:
  Cost of telecommunications revenues
   (excluding depreciation and
   amortization).......................   61,865,904   14,038,565    8,709,122
  Selling, general and administrative
   expenses............................   52,521,397   29,488,097   23,076,819
  Depreciation and amortization........    3,778,083    1,417,866      742,895
                                        ------------  -----------  -----------
                                         118,165,384   44,944,528   32,528,836
                                        ------------  -----------  -----------
Income (loss) from operations..........  (47,201,692)  (3,997,392)   7,761,263
Other Income (Expense):
  Interest income......................      184,312      145,012      201,369
  Interest expense.....................   (5,825,328)    (106,465)     (17,753)
  Other................................       77,724      174,395       15,052
                                        ------------  -----------  -----------
                                          (5,563,292)     212,942      198,668
                                        ------------  -----------  -----------
Income (loss) before income taxes......  (52,764,984)  (3,784,450)   7,959,931
Income tax expense (benefit)...........   (1,527,000)  (1,286,760)   3,277,000
                                        ------------  -----------  -----------
Net income (loss)...................... $(51,237,984) $(2,497,690) $ 4,682,931
                                        ============  ===========  ===========
Net Income (Loss) per Common Share:
  Basic................................ $      (5.18) $     (0.25) $      0.49
  Diluted.............................. $      (5.18) $     (0.25) $      0.43
Weighted Average Number of Shares Used
 in Computing Net Income (Loss) per
 Common Share:
  Basic................................   10,130,701    9,886,000    9,600,000
  Diluted..............................   10,130,701    9,886,000   10,773,000


                            See accompanying notes.

                            CTC Communications Corp.

                  Statements of Stockholders' Equity (Deficit)

                             Common Stock       Additional                 Retained                 Amount
                         ---------------------   Paid-In      Deferred     Earnings    Treasury    Due From
                           Shares    Par Value   Capital    Compensation  (Deficit)     Stock    Stockholders    Total
                         ----------  ---------  ----------  ------------ ------------  --------  ------------ ------------
Balance at March 31,
 1996...................  9,584,122  $ 95,841   $4,644,988   $      --   $  4,889,819  $     --   $(135,825)  $  9,494,823
 Issuance of stock
  pursuant to employee
  stock purchase plan...      8,714        87       70,088          --             --        --          --         70,175
 Exercise of employee
  stock options.........     36,571       366       43,378          --             --        --                     43,744
 Net income.............                                                    4,682,931                    --      4,682,931
                         ----------  --------   ----------   ---------   ------------  --------   ---------   ------------
Balance at March 31,
 1997...................  9,629,407    96,294    4,758,454          --      9,572,750        --    (135,825)    14,291,673
 Issuance of stock
  pursuant to employee
  stock purchase plan...      9,844        98       71,662          --             --        --          --         71,760
 Exercise of employee
  stock options.........    376,387     3,764      347,222          --             --        --          --        350,986
 Acquisition of treasury
  stock.................         --        --           --          --             --  (271,072)         --       (271,072)
 Retirement of treasury
  stock.................    (34,977)     (350)    (270,722)         --             --   271,072          --             --
 Deferred compensation..         --        --      339,088    (318,410)                      --          --         20,678
 Net loss...............         --        --           --          --     (2,497,690)       --          --     (2,497,690)
                         ----------  --------   ----------   ---------   ------------  --------   ---------   ------------
Balance at March 31,
 1998...................  9,980,661    99,806    5,245,704    (318,410)     7,075,060     --       (135,825)    11,966,335
 Issuance of stock
  pursuant to employee
  stock purchase plan...     14,700       147       98,252          --             --        --          --         98,399
 Exercise of employee
  stock options.........    366,482     3,665      235,806          --             --        --     (31,025)       208,446
 Acquisitions of
  treasury stock........         --        --           --          --             --  (107,462)         --       (107,462)
 Retirement of treasury
  stock.................     (9,330)      (93)    (107,369)         --             --   107,462          --             --
 Deferred compensation..         --        --           --     106,000             --        --          --        106,000
 Receipt of amounts due
  from stockholders.....         --        --           --          --             --        --     135,825        135,825
 Issuance of common
  stock purchase
  warrants..............         --        --    2,914,423          --             --        --          --      2,914,423
 Preferred stock
  dividend..............         --        --           --          --     (1,079,364)       --          --     (1,079,364)
 Accretion of offering
  costs related to
  redeemable convertible
  preferred stock.......         --        --           --          --        (28,000)       --          --        (28,000)
 Accretion of warrants
  related to Series A
  Redeemable Convertible
  Preferred Stock.......         --        --           --          --       (120,444)       --          --       (120,444)
 Net loss...............         --        --           --          --    (51,237,984)       --          --    (51,237,984)
                         ----------  --------   ----------   ---------   ------------  --------   ---------   ------------
Balance at March 31,
 1999................... 10,352,513  $103,525   $8,386,816   $(212,410)  $(45,390,732)       --   $ (31,025)  $(37,143,826)
                         ==========  ========   ==========   =========   ============  ========   =========   ============


                            See accompanying notes.

                            CTC Communications Corp.

                            Statements of Cash Flows

                                                Year Ended March 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Operating Activities:
  Net income (loss).................... $(51,237,984) $(2,497,690) $ 4,682,931
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation.......................    2,769,925    1,283,509      742,895
    Amortization.......................    1,008,158      134,357      --
    Interest related to warrants and
     certain fees......................    1,103,960      --           --
    Provision for doubtful accounts....    4,988,698    1,421,000      316,669
    Deferred income taxes..............    1,597,000   (1,068,760)    (289,000)
    Stock-based compensation...........      106,000       20,678      --
    Gain on sale of property and
     equipment.........................      --          (143,333)     --
  Changes in operating assets and
   liabilities:
    Accounts receivable................   (6,901,446)  (7,804,363)  (4,664,260)
    Prepaid commissions................   (2,212,700)     --           --
    Prepaid expenses and other current
     assets............................     (517,762)    (382,937)    (123,789)
    Amounts due from officers and
     employees.........................       29,182      --           --
    Income taxes receivable............     (122,731)  (2,152,579)      21,125
    Other assets.......................   (3,831,046)       4,800        4,800
    Accounts payable and accrued
     expenses..........................   19,067,013    3,466,394    2,657,149
    Accrued salaries and related
     taxes.............................      900,208      --           --
    Accrued income taxes...............      --          (225,948)     225,948
    Deferred revenue and other.........      --            (6,588)      (2,714)
                                        ------------  -----------  -----------
  Net cash provided by (used in)
   operating activities................  (33,253,525)  (7,951,460)   3,571,754
Investing Activity
  Additions to property and equipment..   (6,282,234)  (4,765,025)  (1,221,879)
                                        ------------  -----------  -----------
  Net cash used in investing activity..   (6,282,234)  (4,765,025)  (1,221,879)
Financing Activities
  Proceeds from issuance of Series A
   Redeemable Convertible Preferred
   Stock, net of offering costs........   11,861,321      --           --
  Proceeds from issuance of common
   stock...............................      230,408      151,674      113,919
  Amounts due from stockholders, net...      104,800      --           --
  Borrowings under notes payable.......   51,461,924    8,327,071      --
  Repayment of notes payable...........  (23,177,071)     --           --
  Repayment of capital lease
   obligations.........................     (859,295)     --           --
                                        ------------  -----------  -----------
 Net cash provided by financing
  activities...........................   39,622,087    8,478,745      113,919
                                        ------------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................       86,328   (4,237,740)   2,463,794
Cash and cash equivalents at beginning
 of year...............................    2,167,930    6,405,670    3,941,876
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $  2,254,258  $ 2,167,930  $ 6,405,670
                                        ============  ===========  ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest............... $  2,666,613  $    57,886  $    16,253
  Cash paid (received) for income
   taxes............................... $ (3,001,000) $ 2,160,527  $ 3,318,000
Noncash investing and financing
 activities:
  Receipt of common stock in exercise
   of stock options.................... $    107,462  $   271,072  $      --
  Network and related equipment
   acquired under capital leases....... $ 10,747,665  $ 1,343,573  $      --
  Network and related equipment
   acquired under notes payable........ $ 19,010,820  $      --    $      --
  Common stock purchase warrants issued
   in connection with notes payable and
   Series A Redeemable Convertible
   Preferred Stock..................... $  2,914,423  $      --    $      --

                            See accompanying notes.

                            CTC Communications Corp.

                         Notes to Financial Statements
                                 March 31, 1999

1. Nature of Business

 The Company

   CTC Communications Corp. (the "Company") is an integrated communications provider ("ICP"), which offers voice and data services predominantly to medium and larger-sized business customers in New England and New York State. Prior to becoming an ICP in January 1998, the Company had been a sales agent for Bell Atlantic Corp. ("Bell Atlantic") since 1984. The Company has also offered long distance and data services under its own brand name since 1994. In late 1998, the Company began deploying a packet-switched network in its existing markets. The Company operates in a single industry segment providing telecommunication service to medium to larger-sized business customers.

   As the Company continues to deploy its network, further penetrates its existing region and expands into new markets throughout the Boston-Washington, D.C. corridor, the Company will need significant additional capital. The Company believes that proceeds available under the unsecured facility described in Note 7 together with cash on hand and the amounts expected to be available under its bank, lease and vendor financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. During this period the Company will seek to raise additional capital through the issuance of debt or equity securities, the timing of which will depend on market conditions. The Company may also seek to raise additional capital through vendor financing, equipment lease financing or bank loans.

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

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. The Company accounts for internal use software under the provisions of AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of costs commences when the preliminary project stage, as defined under SOP 98-1, is completed. Amortization on a straight-line basis, commences at the point that the software components have been subjected to all significant testing phases and are substantially complete and ready for their intended use. A significant portion of the network and related equipment costs is subject to the risk of rapid technological change. Accordingly, the Company's useful lives reflect this risk. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

     Furniture, fixture, and equipment................................ 3-5 years
     Network and related equipment.................................... 3-5 years

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

 Deferred Financing Costs

   In connection with certain financing arrangements consummated during fiscal 1999, the Company capitalized $3,835,846 of deferred financing costs. These costs represent professional and debt origination fees and are being amortized over the lives of the respective agreements. For the year ended March 31, 1999, the Company recorded amortization of $605,981 related to deferred financing costs.

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

                            CTC Communications Corp.

  Fair Value of Financial Instruments

   Under SFAS No. 107, "Disclosure About the Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments. At March 31, 1999 and 1998, the Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable. The fair value of these financial instruments, excluding the notes payable, approximates their cost due to the short-term maturity of these financial instruments. Of the $55,622,700 total notes payable, the carrying value of $34,288,388 approximates fair value due to the variable interest rates on the note. The carrying value of the remaining notes payable of $19,335,000 approximates fair value due to no material change in interest rates since their issuance in fiscal 1999.

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

 Recent Accounting Pronouncements

   During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or of results of operations of the Company.

                            CTC Communications Corp.

   Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations, financial position, or the footnote disclosure, as the Company operates in a single industry segment. The Company will continue to assess the impact of SFAS No. 131 and modify its reporting and disclosure requirements if necessary.

3. Property and Equipment

   Property and equipment, at cost, and related accumulated depreciation and amortization balances are as follows:

                                                               March 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
Furniture, fixtures and equipment...................... $ 4,358,950 $ 3,246,237
Network and related equipment..........................  31,309,749   7,946,704
Leasehold improvements.................................   1,657,752     840,456
Assets under capital lease.............................  12,091,238   1,343,573
                                                        ----------- -----------
                                                         49,417,689  13,376,970
Less accumulated depreciation and amortization.........  10,615,766   6,837,683
                                                        ----------- -----------
                                                        $38,801,923 $ 6,539,287
                                                        =========== ===========

4. Bell Atlantic Litigation

   In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic in Federal District Court for breach of contract, including the failure of Bell Atlantic to pay approximately $11,500,000 of agency commissions owed to the Company. The Company also asserted violations by Bell Atlantic of the antitrust laws and Telecommunications Act. On February 24, 1999 the Company settled the lawsuit. Under terms of the settlement, the Company received cash and other consideration. As a result of the settlement the Company wrote off approximately $1,500,000 of accounts receivable. In connection with the litigation, the Company incurred $614,000 of legal costs as of March 31, 1998 attributable to the collection effort to recover the Bell Atlantic receivable. During fiscal 1999 the Company incurred $8,386,000 of legal and other costs associated with the litigation.

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

                            CTC Communications Corp.

6. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                               March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------- ----------
   Trade accounts payable............................... $17,788,702 $5,837,449
   Accrued cost of telecommunications revenue...........   5,475,143  1,171,119
   Sales tax payable....................................   3,829,809    688,033
   Bell Atlantic litigation expenses....................     --         614,000
   Other................................................     345,834     61,875
                                                         ----------- ----------
                                                         $27,439,488 $8,372,476
                                                         =========== ==========

7. Financing Arrangements

   In July 1998, the Company consummated a $20,000,000 interim bank credit facility (the "Interim Credit Facility"). In connection with this agreement, the Company issued warrants with a fair value of $109,443 to purchase 55,555 shares of common stock to Spectrum Equity Investors II, L.P. in consideration for the commitment by Spectrum that upon the Company's request on or before June 30, 1999, Spectrum would purchase $5,000,000 of convertible preferred stock. The fair value of the warrants is being amortized and included in interest expense over the one-year term of commitment ending June 30, 1999. Borrowings under the Interim Credit Facility were repaid by proceeds from a revolving line of credit consummated in September 1998, as described below.

   In September 1998, the Company entered into a revolving line of credit agreement (the "Revolving Line of Credit") with a consortium of lenders, providing for a three year senior secured credit facility of up to $75,000,000. Advances under the Revolving Line of Credit bear interest at the prime rate plus 1.75% per annum. The outstanding debt is secured by all the Company's assets excluding those acquired through purchase money financing. The Company is required to pay a commitment fee of 0.5% per annum on any unused amounts under the Revolving Line of Credit, as well as a monthly line fee of $150,000. The availability of the initial $15,000,000 is not subject to specific restrictions. However, the availability of the balance of $60,000,000 of the Revolving Line of Credit is based upon trailing 120 day accounts receivable collections, reducing to trailing 90 days of collections by March 31, 2000. The Company paid a one-time up front fee of $2,531,250, representing 3.375% of the facility. This one-time up front fee has been capitalized as deferred financing costs and is being amortized as interest expense over the term of the Revolving Line of Credit. A termination penalty of $1,500,000 applies during the first eighteen months of the term of the Revolving Line of Credit. Warrants to purchase an aggregate of 974,412 shares of the Company's common stock at an exercise price of $6.75 per share were issued to the lenders in connection with the transaction. The fair value of the warrants of $1,909,848 is being amortized and included in interest expense over the three year term of the Revolving Line of Credit. The Revolving Line of Credit provides for certain financial and operational covenants, including, but not limited to, minimum quarterly revenues, minimum earnings before interest, taxes, depreciation, amortization, and non-recurring charges for rolling six-month periods, and a minimum quarterly number of provisioned access line equivalents. As of March 31, 1999, the Company had availability under the Revolving Line of Credit of $45,200,000. Aggregate outstanding borrowings were $36,145,000 at March 31, 1999. The terms of this Revolving Line of Credit require written consent prior to declaring any cash dividends.

   In October 1998, the Company entered into a three year vendor financing facility (the "Vendor Financing Facility"). Under the terms of the agreement, the Company agreed to a $25,000,000 volume purchase commitment from this vendor. The Vendor Financing Facility also provides that up to an aggregate of

                            CTC Communications Corp.

$10,000,000 may be borrowed to pay for costs associated with the integration of this vendor's equipment. Outstanding borrowings under the Vendor Financing Facility are secured by all products purchased from the vendor, all products purchased by the first $15,000,000 of the Vendor Financing Facility, and a subordinated security interest in all other assets of the Company. Outstanding borrowings bear interest at 12.5% per annum. The Company is also required to pay a facility fee of $15,000 per month and a commitment fee of 0.50% per annum on any unused amounts under the Vendor Financing Facility. The terms provide for repayment, at the end of the ninth, tenth and eleventh quarterly periods, of 5% of the lesser of the outstanding balance, as defined, of the Vendor Financing Facility and $15,000,000. The remaining principal is due at the end of the three year term. As of March 31, 1999, the Company had an outstanding balance of $15,425,998 and availability of $9,574,002. The outstanding balance at March 31, 1999 includes amounts due to suppliers of $2,926,000 financed subsequent to that date. The terms of the Vendor Financing Facility restricts the Company's ability to declare or pay any cash dividends.

   In March 1999, the Company entered into an unsecured credit facility (as amended on June 30, 1999, the "Credit Facility") with a bank. Under this Credit Facility, the Company may borrow $30,000,000. Additional commitment fees will be due the bank if an outstanding balance exists on the dates six months, nine months and one year after closing. The Company is required to pay a quarterly availability fee of 1% of the unused balance as well as a fee on any advances. Warrants to purchase 69,216 shares of the Company's common stock at an exercise price of $11.8125 were issued in connection with the Credit Facility and contingent warrants to purchase up to 573,913 shares of common stock at an exercise price of up to $11.8125 per share may be issued to the lender if advances under the Credit Facility are outstanding six months after the closing date of the Credit Facility. The fair value of the warrants of $329,468 to purchase 69,216 shares of common stock has been capitalized and is being amortized ratably over the term of the Credit Facility as interest expense. In the event the contingent warrants are issued, the fair value of the warrants at that date will be determined and amortized over the then remaining term of the Credit Facility as interest expense. Interest is payable based upon a variable rate, which increases over the term of the agreement. The Credit Facility expires June 2000. The terms of this Credit Facility require written consent prior to declaring any cash dividends. The Credit Facility provides for certain financial and operational covenants. No amounts were outstanding under this facility at March 31, 1999.

   Notes payable, net of the unamortized discount of related warrants, consisted of the following:

                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Revolving Line of Credit.......................... $34,288,388  $    --
   Revolving and working capital line of credit......     --         7,345,071
   Equipment line of credit..........................     --           982,000
   Vendor Financing Facility.........................  15,425,998      --
   Notes payable for network and related equipment...   3,909,247      --
                                                      -----------  -----------
                                                       53,623,633    8,327,071
   Less current portion..............................  (1,705,141)  (1,196,400)
                                                      -----------  -----------
                                                      $51,918,492  $ 7,130,671
                                                      ===========  ===========

                            CTC Communications Corp.

   Long-term debt matures as follows:

   Year ending March 31:
    2000............................................................ $ 1,705,141
    2001............................................................   2,059,302
    2002............................................................  49,859,190
                                                                     -----------
                                                                     $53,623,633
                                                                     ===========

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

   The Company leases certain equipment under capital leases. At March 31, 1999, the Company has capitalized leased equipment totaling $12,091,238 with related accumulated amortization of $955,831. Obligations under capital leases mature as follows:

   Year ending March 31:
    2000........................................................... $ 4,235,411
    2001...........................................................   4,260,012
    2002...........................................................   3,093,937
    2003...........................................................   1,527,344
    2004...........................................................      78,418
    Thereafter.....................................................     --
                                                                    -----------
                                                                     13,195,122
   Less amount representing interest...............................  (1,960,679)
                                                                    -----------
   Present value of minimum lease payments.........................  11,234,443
   Less current portion of obligations under capital leases........  (3,230,077)
                                                                    -----------
   Obligations under capital leases, net of current portion........ $ 8,004,366
                                                                    ===========

                            CTC Communications Corp.

9. Telecommunications Agreements

   On January 15, 1996, the Company entered into a four-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. These provisions had no effect on the financial statements for the year ended March 31, 1999.

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

   On January 8, 1999, the Company entered into agreements with two communications companies for the provision of transmission and co-location facilities for the Company's initial network build-out in New England and New York State. The agreements, which total $11,600,000 of expenditures by the Company over three years, provide for connectivity between the Company's 22 network hub sites and two fully redundant network operations centers.

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

   In April 1998, the Company completed a private placement of Series A Redeemable Convertible Preferred Stock ("Series A") through the issuance of 666,666 shares of Series A with an initial liquidation amount per share of $18. Proceeds to the Company aggregated $12,000,000 for the Series A and warrants to purchase 133,333 shares of common stock at an exercise price of $9 per share. Of the $12,000,000 in proceeds, $417,332 has been ascribed to the warrants and $11,582,668 to the Series A. Each share of Series A accrues a cumulative dividend equal to an annual rate of 9% of the $18 per share initial liquidation amount per annum, compounded every six months, which has the effect of increasing the Series A preference amount. The dividend is payable upon redemption, liquidation, or conversion of the Series A.

   A majority of the Series A stockholders may require a redemption by the Company after April 9, 2003. Upon liquidation, dissolution, or winding up of the Company, including a 50% change in ownership, holders of Series A would be entitled to receive the payment of a preferential amount before any payment is made with

                            CTC Communications Corp.

respect to any junior class of stock. The preferential payment would be equal to the greater of the purchase price plus accrued dividends through the date of payment or $25.41, unless the value of common stock into which the Series A converts is higher, in which event the Series A would convert to common stock.

   On the date of issuance, 666,666 shares of the Series A were convertible into 1,333,332 shares of common stock based on an initial Series A preference amount of $18 per share and a conversion price of $9 per share. The number of shares of common stock into which the Series A can be converted increases by an amount equal to the quotient obtained by dividing (i) the amount by which the Series A preference amount increases as a result of the accrued dividend by
(ii) $9.00. At March 31, 1999, 666,666 shares of Series A were convertible into 1,453,262 shares of common stock. In addition, the number of shares of common stock into which Series A can be converted also adjusts upon certain dilutive issuances of common stock or securities convertible into or exercisable for common stock. The Series A also provides mandatory conversion by the Company if the average closing trading price, as defined, is at least 300% of the highest conversion price in effect prior to April 10, 2002 or is at least 100% of the highest conversion price thereafter. In the event the mandatory conversion occurs, the number of shares of common stock into which each share of Series A will be converted will be calculated by dividing the greater of the Series A preference amount or $21.39 by the conversion price in effect on the conversion date. The conversion price of $9.00 is subject to adjustment based upon certain issuances of common stock or securities convertible into or exercisable for common stock below the conversion price and for stock splits, combinations, dividends and similar events. In the event the mandatory conversion occurs, the Company will recognize a $1.6 million dividend as of that date, representing the intrinsic value of this contingent conversion feature. Prior to any liquidation, dissolution, or winding up of the Company, the Series A would automatically convert into common stock if the liquidation amount is less than the amount the holder of Series A would have received had the holder converted to common stock.

   Holders of Series A are entitled to a number of votes equal to the lesser of
1) the whole number of common stock they would receive if they converted their Series A plus the number of warrants they hold that were issued in connection with the issuance of Series A shares or 2) the number of shares of Series A held multiplied by 2.476.

   On July 13, 1998, the Company received a commitment letter from a Series A stockholder to purchase at the Company's option, an additional $5,000,000 of preferred stock on the same terms and conditions as the Series A issued in April 1998. No shares of Series A were issued under this commitment letter which expired on June 30, 1999.

 Common Stock Purchase Warrants

   As of March 31, 1999, the Company issued warrants in connection with the issuance of the Series A and the financing arrangements disclosed in Note 7 to purchase an aggregate of 1,288,071 shares of common stock at exercise prices ranging from $6.75 to $11.81 with exercise periods extending through March 2009. The values of the warrants range from $1.96 to $4.76 and were determined using a Black-Scholes pricing methodology. Significant assumptions include the interest rate of 5.21%, an expected volatility of 50% and an expected life of the warrants of 2.5 to 3 years.

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

                            CTC Communications Corp.

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

 Stock Option Plans

   Under the terms of its Employees Incentive Stock Option Plan, as amended, 1985 Stock Option Plan, 1993 Incentive Stock Option Plan, 1996 Stock Option Plan and 1998 Incentive Plan, (collectively, the "Plans"), the Company may grant qualified and non-qualified incentive stock options for the purchase of common stock to all employees and, except for the 1993 Stock Option Plan, to members of the Board of Directors. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but for qualified incentive stock options will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Non-qualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

   In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.


   On March 20, 1998, the Board approved the repricing of options to purchase 1,175,500 shares of Common Stock with a new exercise price of $7.19 per share ($7.91 per share for 10% stockholders).

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

                            CTC Communications Corp.

   For purposes of pro forma disclosures, the expense related to estimated fair value of the options is recognized over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per common share are as follows:

                                              1999         1998         1997
                                          ------------  -----------  ----------
Pro forma net income (loss).............  $(56,003,004) $(4,586,368) $4,094,000
Pro forma income (loss) per common share
 (Basic)................................  $      (5.65) $     (0.46) $     0.39

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

   A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                 1999                1998                 1997
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                           Options    Price    Options     Price    Options    Price
                          ---------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................  2,965,007   $5.50    1,953,112   $4.36   1,995,878   $4.01
  Options granted.......  1,297,000    8.65    2,791,000    7.11     280,539    9.67
  Options terminated....   (279,716)   6.49   (1,402,718)   8.36    (286,734)   7.54
  Options exercised.....   (366,482)   0.66     (376,387)    .93     (36,571)   1.20
                          ---------           ----------           ---------
Outstanding at end of
 year...................  3,615,809   $7.05    2,965,007   $5.50   1,953,112   $4.36
                          =========           ==========           =========
Exercisable at end of
 year...................    961,177              698,250             772,282
Weighted-average fair
 value of options
 granted during the
 year...................  $    4.80           $     4.01           $    6.43

   The following table presents weighted-average price and life information about significant option groups outstanding at March 31, 1999:

                                           Options Outstanding                   Options Exercisable
                         ------------------------------------------------------- -------------------
                                     Weighted Average
                                        Remaining        Weighted                     Weighted
         Range             Number      Contractual       Average       Number          Average
    Exercise Prices      Outstanding   Life--Years    Exercise Price Exercisable   Exercise Price
    ---------------      ----------- ---------------- -------------- ----------- -------------------
$ 0.90-1.10.............    129,261        0.5            $ 1.10       129,261         $ 1.10
  2.70-2.98.............    238,681        1.0              2.75       238,681           2.75
  5.25-5.75.............    213,000        4.4              5.72        32,500           5.75
  6.00-7.06.............    882,867        3.1              6.48        89,453           6.23
  7.19..................  1,034,500        2.6              7.19       301,498           7.19
  7.50-8.69.............    536,000        4.7              7.58        43,284           7.69
 10.12-11.25............    356,334        3.9             10.50        84,834          10.51
 12.37-13.00............     58,500        5.3             12.80             0           0.00
 15.00..................     83,333        3.9             15.00        20,833          15.00
 20.00..................     83,333        3.9             20.00        20,833          20.00
                          ---------                                    -------
                          3,615,809                                    961,177
                          =========                                    =======

                            CTC Communications Corp.

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

12. Income (Loss) Per Share

   Income (loss) per common share has been calculated as follows:

                                              1999         1998         1997
                                          ------------  -----------  -----------
Numerator:
  Net income (loss).....................  $(51,237,984) $(2,497,690) $ 4,682,931
  Less preferred stock dividends and
   accretion to redemption value of
   preferred stock......................    (1,227,808)     --           --
                                          ------------  -----------  -----------
  Equals: numerator for Basic and
   Diluted income (loss) per common
   share................................  $(52,465,792) $(2,497,690) $ 4,682,931
Denominator:
  Denominator for Basic income (loss)
   per common share-weighted average
   shares...............................    10,130,701    9,886,000    9,600,000
  Effect of employee stock options......       --           --         1,173,000
                                          ------------  -----------  -----------
Denominator for Diluted income (loss)
 per common share.......................    10,130,701    9,886,000   10,773,000
                                          ------------  -----------  -----------
Basic income (loss) per common share....  $      (5.18) $      (.25) $       .49
                                          ============  ===========  ===========
Diluted income (loss) per common share..  $      (5.18) $      (.25) $       .43
                                          ============  ===========  ===========

13. Income Taxes

   The provision (benefit) for income taxes consisted of the following:

                                              1999         1998         1997
                                           -----------  -----------  ----------
Current:
  Federal................................. $(3,124,000) $  (218,000) $2,660,000
  State...................................     --           --          906,000
                                           -----------  -----------  ----------
                                            (3,124,000)    (218,000)  3,566,000
Deferred tax provision (benefit)..........   1,597,000   (1,068,760)   (289,000)
                                           -----------  -----------  ----------
                                           $(1,527,000) $(1,286,760) $3,277,000
                                           ===========  ===========  ==========

                           CTC Communications Corp.

   Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                          1999         1998
                                                      ------------  ----------
Deferred tax assets:
  Depreciation....................................... $    --       $   64,000
  Bell Atlantic litigation costs.....................      --          249,000
  Bad debt allowance.................................      695,000     960,000
  Accruals and allowances, other.....................       40,000     305,000
  Net operating loss carryforward....................   22,560,000      96,000
                                                      ------------  ----------
Total deferred tax asset.............................   23,295,000   1,674,000
Deferred tax liability:
  Prepaid expenses...................................       (8,000)    (38,000)
  Cash value of life insurance.......................      (38,000)    (39,000)
  Depreciation.......................................     (784,000)     --
                                                      ------------  ----------
Total deferred tax liability.........................     (830,000)    (77,000)
                                                      ------------  ----------
Net deferred tax asset before valuation allowance....   22,465,000   1,597,000
Valuation allowance..................................  (22,465,000)     --
                                                      ------------  ----------
Net deferred tax asset............................... $    --       $1,597,000
                                                      ============  ==========

   Management has provided a valuation allowance against deferred tax assets as it is more likely than not that the Company will not realize these assets.

   At March 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $55,700,000, which may be used to reduce future income tax liabilities, and expire through 2014. Changes in the Company's ownership will subject the net operating loss carryforwards and tax credits to limitations pursuant to Sections 382 and 383 of the IRC.

   The income tax expense is different from that which would be obtained by applying the enacted statutory federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

                                              1999         1998         1997
                                          ------------  -----------  ----------
Tax (benefit) at U.S. statutory rate....  $(17,940,000) $(1,286,760) $2,706,000
State income taxes, net of federal bene-
 fit....................................       --           --          552,000
Valuation allowance and other...........    16,413,000      --           19,000
                                          ------------  -----------  ----------
                                          $ (1,527,000) $(1,286,760) $3,277,000
                                          ============  ===========  ==========


14. Subsequent Events

   Subsequent to year end, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering the sale by the Company of up to 3,725,000 shares of common stock.

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

                            CTC Communications Corp.

15. Quarterly Information (Unaudited)

   A summary of operating results and net income (loss) per share for the quarterly periods in the two years ended March 31, 1999 is set forth below:

                                                  Quarter Ended
                         -------------------------------------------------------------------
                           June 30    September 30  December 31     March 31       Total
                         -----------  ------------  ------------  ------------  ------------
Year ended March 31,
 1999
Total revenues.......... $12,835,685  $ 14,516,189  $ 19,024,531  $ 24,587,287  $ 70,963,692
Net loss................  (8,029,000)  (10,732,624)  (11,480,025)  (20,996,335)  (51,237,984)
Net loss per share--
 Basic..................        (.81)        (1.10)        (1.18)        (2.07)        (5.18)
Net loss per share--
 Diluted................        (.81)        (1.10)        (1.18)        (2.07)        (5.18)

Year ended March 31,
 1998
Total revenues.......... $11,658,954  $ 11,845,097  $ 11,155,646  $  6,287,439  $ 40,947,136
Net income (loss).......   1,374,000     1,244,000       506,000    (5,621,690)   (2,497,690)
Income (loss) per
 share--Basic...........         .13           .13           .05          (.56)         (.25)
Income (loss) per
 share--Diluted.........         .14           .12           .05          (.56)         (.25)

   The first two quarters of fiscal year 1998 net income per share amounts have been restated to comply with SFAS No.128.

   The fiscal 1999 quarterly net loss and net loss per share for the quarters ended June 30, September 30, and December 31, 1998 disclosed above are different than previously reported on the Company's quarterly reports on Form 10-Q as a result of certain year end adjustments. As a result, net loss and net loss per share increased by $98,000 and $.02, for the quarter ended June 30, 1998, decreased by $251,000 and $.03 for the quarter ended September 30, 1998 and decreased by $517,000 and $.02 for the quarter ended December 31, 1998.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            CTC COMMUNICATIONS CORP.

                           Col. A     Col. B     Col. C     Col. D        Col. E
                         ---------- ---------- ---------- ----------    ----------
                                    Additions
                                       (1)        (2)
                         Balance at Charged to Charged to               Balance at
                         Beginning  Costs and    Other                    End of
      Description        of Period   Expenses   Accounts  Deductions      Period
      -----------        ---------- ---------- ---------- ----------    ----------
Year ended March 31,
 1999:
  Allowance for doubtful
   accounts.............  $492,000  $4,988,698    $--     $3,763,698    $1,717,000

Year ended March 31,
 1998:
  Allowance for doubtful
   accounts.............  $377,000  $1,421,000    $--     $1,306,000(a) $  492,000

Year ended March 31,
 1997:
  Allowance for doubtful
   accounts.............  $190,215  $  316,669    $--     $  129,884(a) $  377,000

--------
(a) Bad debts written off, net of collections.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

Exhibit No.                        Title

2.1 Amended and Restated Agreement and Plan of Reorganization dated as of March 1, 1999 among CTC Communications Group, Inc., CTC Communications Corp. and CTC-Newco, Inc. (9)
3.1  Restricted Articles of Organization, as amended (4)
3.2  Amended and Restated By-Laws (4)
4.1  Form of Common Stock Certificate (3)
9.1 Voting Agreement dated April 10, 1998 among Robert Fabbricatore and certain of his affiliates and Spectrum (5)
10.1 1996 Stock Option Plan, as amended (1)
10.2 1993 Stock Option Plan (3)
10.3 Employee Stock Purchase Plan (2)
10.4 Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5 Sublease for premises at 360 Second Ave., Waltham, MA (3)

10.6    Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7    Lease for premises at 120 Broadway, New York, NY (3)
10.8 Agreement dated February 1, 1996 between NYNEX and CTC Communications Corp. (3)
10.9 Agreement dated May 1, 1997 between Pacific Bell and CTC Communications Corp. (3)
10.10 Agreement dated January 1, 1996 between SNET America, Inc. and CTC Communications Corp. (3)
10.11 Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC Communications Corp., as amended (3)
10.12 Agreement dated August 19, 1996 between Innovative Telecom Corp. and CTC Communications Corp. (3)
10.13 Agreement dated October 20, 1994 between Frontier Communications International, Inc. and CTC Communications Corp., as amended (3)
10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and CTC Communications Corp. (3)
10.15 Employment Agreement between CTC Communications Corp. and Steven Jones dated February 27, 1998 (5)
10.16 Securities Purchase Agreement dated April 10, 1998 among CTC Communications Corp. and the Purchasers named therein (4)
10.17 Registration Rights Agreement dated April 10, 1998 among CTC Communications Corp. and the Holders named therein (4)
10.18   Form of Warrant dated April 10, 1998 (4)
10.19 Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P. and Fleet National Bank (6)
10.20   Agreement with Cisco Systems Capital Corp. dated as of October 14, 1998
        (7)
10.21   Warrant dated July 15, 1998 issued to Spectrum (8)
10.22   Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23   Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24   Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25   1998 Incentive Plan (1)
10.26 Loan Agreement dated as of March 15, 1999 by and between CTC Communications Corp, TD Dominion (Texas), Inc. and TD Securities (USA), Inc. (9)
10.27   Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc.
        (9)
10.28 Amendment to Resale Agreements dated July 1, 1999 between Bell Atlantic and the Company (10)
23      Consent of Ernst & Young LLP (11)
27      Financial Data Schedule (12)
99      Risk Factors (11)


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

(9) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Registration Statement on Form S-1 (File No. 333-77709).

(10) Incorporated by reference to an Exhibit filed as part of CTC Communications Corp. Current Report on Form 8-K dated July 9, 1999.

(11)    Filed herewith.

(12)    Filed previously.

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

2.      January 19, 1999       Announcement of Maine Public Utilities Commission
                               and Rhode Island Public Utilities Commission rulings.

3.      January 20, 1999       Announcement of third quarter access line
                               equivalents

4.      February 2, 1999       Announcement of addition of Mr. Carl Redfield to
                               the Company's Board of Directors

5.      March 11, 1999         Announcement of settlement of Bell Atlantic
                               litigation

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 15TH DAY OF JULY 1999.

                                     Ctc Communications Corp.

                                     By: /s/ John D. Pittenger
                                         ------------------------------
                                         Executive Vice President