Form 10-Q
period 1999-06-30
CTC COMMUNICATIONS CORP
filed 1999-08-12
CIK 764841

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 1999.

Commission File Number 0-13627.

              CTC COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

 Massachusetts                          04-2731202
(State or other jurisdiction of        (IRS Employer
incorporation or organization)      Identification No.)

220 Bear Hill Rd., Waltham, Massachusetts       02451
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

As of August 10, 1999, 13,926,555 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS CORP.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

Item 1.     Financial Statements

                        Condensed Unaudited Balance Sheets
                        as of June 30 and March 31, 1999                3

                        Condensed Unaudited Statements of Operations
                        Three Months Ended June 30, 1999 and 1998       4

                        Condensed Unaudited Statements of Cash Flows
                        Three Months Ended June 30, 1999 and 1998       5

                        Notes to Condensed Unaudited
                        Financial Statements                            6-7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   8-14

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                   15

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           16

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                16


CTC COMMUNICATIONS CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	  June 30,		 March 31,
	    1999		  1999
			(Restated)
	-------------		-------------
ASSETS
Current assets:
Cash and cash equivalents	$ 1,128,021		$ 2,254,258
Accounts receivable, net	 25,514,277		 19,200,931
Prepaid expenses and other current assets	  6,445,787		 5,890,840
	-------------		-------------
Total Current Assets	 33,088,085		 27,346,029

Furniture, Fixtures and Equipment	 62,332,169		 49,417,689
  Less accumulated depreciation	(12,719,266)		(10,615,766)
	-------------		-------------
       Total Equipment	 49,612,903		 38,801,923

Deferred financing costs and other assets	  2,597,954  		  3,333,950
	-------------		-------------

       Total Assets	$85,298,942  		$69,481,902
	=============		=============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$36,730,768  		$27,439,488
Accrued salaries and related taxes	  1,625,299  		  1,656,367
Current portion of obligations under
    capital leases	  3,573,623  		  3,230,077
Current portion of note payable 	  1,695,148  		  1,705,141
	-------------		-------------
Total Current Liabilities	 43,624,838  		 34,031,073

Obligations under capital leases,
    net of current portion	  7,961,280  		  8,004,366
Note payable to bank, net of current portion	 70,614,458  		 51,918,492

Series A redeemable convertible
    preferred stock	 12,998,801  		 12,671,797

Stockholders' deficit:
Common stock	    104,077  		    103,525
Additional paid in capital	 11,033,309  		  8,386,816
Deferred compensation	   (185,910)		  (212,410)
Retained deficit	(60,836,545)		(45,390,732)
	-------------		-------------
	(49,885,069)		(37,112,801)
Amounts due from stockholders	    (15,366)		    (31,025)
	-------------		-------------
Total Stockholders' Deficit	(49,900,435)		(37,143,826)
	-------------		-------------
Total Liabilities and
Stockholders' Deficit	$85,298,942  		$69,481,902
	=============		=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS CORP.
CONDENSED UNAUDITED STATEMENT OF OPERATIONS

	       Three Months Ended
	  June 30,		  June 30,
	   1999 		   1998
			(Restated)
	-----------		------------
Telecommunications revenues	$31,046,851		$12,835,685

Costs and expenses
      Cost of telecommunications revenues
         excluding depreciation	 26,089,184 		 11,613,468
      Selling, general and administrative expenses	 14,242,124 		  9,094,954
      Depreciation	  2,103,500		    505,000
	------------		------------
	 42,434,808 		 21,213,422
Loss from operations	(11,387,957)		 (8,377,737)

Other
     Interest income	        341		    132,395
     Interest expense	 (3,770,715)		   (417,510)
     Other	     39,518		     29,852
	------------		------------
	 (3,730,856)		   (255,263)
	------------		------------
Loss before income taxes	(15,118,813)		 (8,633,000)

Income tax benefit	          0 		    604,000
	------------		------------
Net loss 	($15,118,813)		($8,029,000)
	=============		============
Net  loss per common share:
     Basic and diluted	      ($1.49)		     ($0.81)
	=============		============

Weighted average number of common shares:
     Basic and diluted	  10,381,032 		   9,984,192
	=============		============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS CORP.
CONDENSED UNAUDITED STATEMENT OF CASH FLOWS

		     Three Months Ended
		   June 30,		   June 30,
		    1999 		     1998
				  (Restated)
		-------------		------------
OPERATING ACTIVITIES
Net loss		$(15,118,813)		$(8,029,000)

Adjustments to reconcile net income to
 net cash  used  by operating activities:
    Depreciation and amortization		   2,103,500		    505,000
    Stock compensation expense and preferred stock		   2,479,619		    266,552
    Interest related to warrants and certain fees		   1,265,464		          0

Changes in noncash working capital items:
    Accounts receivable		  (6,313,346)		 (5,348,324)
    Prepaid expenses and other current assets		    (554,947)		   (248,737)
    Other assets		     (40,809)		   (102,200)
    Accounts payable		   9,291,280		  4,676,885
    Accrued salaries and related taxes		     (31,068)		    819,320
		-------------		------------

Net cash used by operating activities		  (6,919,118)		 (7,460,504)

INVESTING ACTIVITIES

Additions to equipment		  (7,059,028)		 (1,015,096)
		-------------		------------
Net cash used in investing activities		  (7,059,028)		 (1,015,096)

FINANCING ACTIVITIES

Proceeds from notes payable		  26,890,026		          0
Proceeds from the issuance of redeemable
   preferred stock		           0		 12,001,321
Repayments of note payable		 (12,766,197)		   (299,100)
Repayments under capital leases		  (1,481,506)		    (27,823)
Repayment of amount due from stockholders		      15,659		          0
Proceeds from the issuance of common stock		     193,927		      9,339
		-------------		------------
Net cash provided by financing activities		  12,851,909		 11,683,737
		-------------		------------

Increase (decrease) in cash		  (1,126,237)		  3,208,137
Cash at beginning of year		   2,254,258		  2,167,930
		-------------		------------

Cash and cash equivalents at end of period		  $1,128,021		 $5,376,067
		=============		============

NONCASH INVESTING AND FINANCING ACTIVITIES

Network and related equipment
  acquired under capital leases                           $1,781,967                 0
 Network and related equipment
  acquired under notes payable                            $4,073,085                 0
 Common stock purchase warrants issued
  in connection with notes payable and
  Series A Redeemable Convertible Preferred Stock                  0          $526,775

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS CORP.
           NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999.

Restatement of Financial Statements

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, we reported a loss before taxes of $8,528,000 and recorded a tax benefit of $597,000 for a net loss of $7,931,000 or $.79 per share. We subsequently determined, in connection with a public offering (see Note 4) that the legal costs accrued in fiscal year 1998 related to the Bell Atlantic litigation should have been recorded as incurred throughout fiscal year 1999. An adjustment was made to fiscal years 1999 and 1998. The depreciation method on certain assets was also adjusted for the fiscal year 1999. Accordingly, the effect of these adjustments on the quarter ended June 30, 1998 have been included in the accompanying June 30, 1998 statement of operations increasing the net loss by $98,000 to $8,029,000 or $.81 per share. These adjustments resulted in an increase to the stockholders' equity of $2,345,500 as of March 31, 1999.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

We are a party to suits arising in the normal course of business which our management believes are not material individually or in the aggregate.

NOTE 3.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended
                                                  June 30,
                                             1999         1998
                                          -------------------------
Numerator:
Net loss                                  (15,118,813)  (8,029,000)
Accretion to redemption value on
  redeemable preferred stock                 (327,004)           0
Numerator for basic net loss
  per share and diluted net                ------------------------
  loss per share                          (15,445,817)  (8,029,000)
                                          =========================

Denominator:
Denominator for basic net loss
  per share-weighted average shares        10,381,032    9,984,192

Effect of dilutive securities:
Employee stock options                              0            0

Denominator for diluted net               -------------------------
  loss per share-weighted-average shares   10,381,032    9,984,192
                                         ==========================
Basic net loss per share                        (1.49)       (0.81)
                                         ==========================
Diluted net income loss per share               (1.49)       (0.81)
                                         ==========================

NOTE 4  TRANSACTIONS SUBSEQUENT TO JUNE 30, 1999

On July 20, 1999, we completed a public offering of 3,500,000 shares of our common stock at $17.25 per share. 3,200,000 shares were sold for our own account and 300,000 shares were sold for the accounts of selling shareholders. On August 10, 1999, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of common stock. After underwriting discounts and estimated expenses related to the offering, we realized net proceeds from these transactions of $62,143,000. We used $6.2 million of the net proceeds to repay the principal and interest due under the $30 million credit facility provided by Toronto Dominion (Texas), Inc. The Toronto Dominion credit facility was terminated following repayment of the outstanding balance due.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 15 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 166 sales people supported by 100 network coordinators. Our sales force is located close to our customers in 25 sales branches primarily in New England and New York State.

	We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video. The first phase of our network includes 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network. In May 1999, we began the testing of our network with some of our customers. By late summer, we expect to begin providing, and billing for, commercial service to a limited number of customers on our network.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. (now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of June 30, 1999, after only 18 months as an integrated communications provider, we were serving over 9,000 customers and had 184,831 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

Prior to deploying the Integrated Communications Network, or ICN, we are building a base of installed access lines through reselling the network services of other telecommunications carriers to targeted customers who can later be transitioned to our network, or "on-net.".

We bill our customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

During the period in which we resell the services of other telecommunications carriers prior to deploying its ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans. Following the deployment of the ICN, the cost of services for "on-net" customers will include the leasing costs associated with transmission, co-location and access facilities as well as the depreciation charges associated with our switching equipment.

We have experienced significant growth in the past and, depending on the extent of our future growth, we may experience significant strain on management, personnel and information systems. To accommodate this growth, we intend, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. Since implementing its ICP strategy, we have expanded our staff to include two additional senior executives and 90 additional employees. We are also expanding our information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

Total revenues for the first fiscal quarter were $31,047,000, as compared to $12,836,000 for the same period of the preceding Fiscal year, or an increase of 142%. The June quarter revenues also represented an increase of 26% over the March 1999 quarter revenues of $24,587,000. Revenues for local, Internet access and data services increased a combined 31% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the quarter ended June 30, 1999, we provisioned 42,624 net access line equivalents, bringing the total lines in service to 184,831. Net lines provisioned during the quarter ended June 30, 1999 represented a 30% sequential increase over net lines provisioned during the quarter ended March 31, 1999. We experienced the strongest growth in data ALEs with an approximately 37% sequential increase from the quarter ended March 31, 1999, which brings data ALEs in service to 39,083, or 21% of total ALEs as of June 30, 1999.

Costs of telecommunications revenues, excluding depreciation, for the quarter ended June 30, 1999 were $26,089,000, as compared to $11,614,000 for the same period of the preceding fiscal year. As a percentage of telecommunications revenues, cost of telecommunications revenues was 84% for the quarter ended June 1999, as compared to 87% for the quarter ended March 31, 1999. The decrease in the percentage of telecommunications revenues primarily reflects lower rates obtained from our major suppliers, Bell Atlantic and Frontier Communications.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth. Depreciation is allocated throughout sales, marketing, general and administrative expense based on asset ownership.

For the quarter ended June 30, 1999, selling, general and administrative expenses (SG&A) increased 70% to $16,346,000 from $9,600,000 for the same period of the preceding fiscal year. This increase was due to the opening of additional branch sales offices and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of June 30, 1999, we employed 396 people including 166 account executives and 100 network coordinators in 25 branch locations throughout New England and New York. In addition, SG&A expenses increased due to a $2.2 million non-cash compensation expense recognized in conjunction with the extension of certain stock options to a former employee. Depreciation and amortization expense increased to $2,103,500 in the first three months ended June 30, 1999 from $505,000 for the three months ended June 30, 1998. This increase is attributable to the increase in capital expenditures.

Interest and other expense increased to $3,731,000 for the three months ended June 30, 1999. The increase is due to increased borrowings to fund our losses and the investment in the ICN, the fees associated with the credit facility and vendor financing facility, and the amortization of the interest expense associated with the warrants issued to our lenders under the credit facility.

As a result of the above factors, the net loss was $15,119,000 for the three months ended June 30, 1999.

Liquidity and Capital Resources

Working capital deficit at June 30, 1999 was $10.5 million compared to a working capital deficit of $6.7 million at March 31, 1999, an increase of $3.8 million. This decrease in working capital is due primarily to the increase in accounts payable and accrued expenses associated with our transition to an ICP. We will fund this deficit through borrowings under our credit facilities, which are long term liabilities. Cash balances at June 30, 1999 and March 31, 1999 totaled approximately $1,128,000 and $2,254,000, respectively.

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

In September 1998, we entered into a three-year $75 million senior secured credit facility with Goldman Sachs Credit Partners and Fleet National Bank.
 As of June 30, 1999, we had availability under the credit facility of $100,000 and had borrowed approximately $47.7 million.

In October 1998, we obtained a $25 million vendor financing facility from Cisco Capital. As of June 30, 1999, we had borrowed $19.5 million.

In March 1999, we obtained a $30 million unsecured credit facility from Toronto Dominion (Texas), Inc. As of June 30, 1999, we had availability under the credit facility of $27 million and had borrowed approximately $3 million.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of up to approximately $17.0 million of equipment and software. As of June 30, 1999, the aggregate amount borrowed under these agreements was approximately $15.2 million.

On July 20, 1999, we completed a public offering of 3,500,000 shares of our common stock at $17.25 per share. 3,200,000 shares were sold for our own account and 300,000 shares were sold for the accounts of selling shareholders. On August 10, 1999, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of common stock. After underwriting discounts and estimated expenses related to the offering, we realized net proceeds from these transactions of $62,143,000. We used $6.2 million of the net proceeds to repay the principal and interest due under the $30 million credit facility provided by Toronto Dominion (Texas), Inc. The Toronto Dominion credit facility was terminated following repayment of the outstanding balance due.

The balance of the proceeds will be used for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Boston - Washington, D.C. corridor.

We have invested the net proceeds from the offering in short-term, interest-bearing instruments and other investment-grade securities until utilized.

As we continue to deploy our network, further penetrate our existing region and expand into new markets throughout the Boston--Washington, D.C. corridor, we will need significant additional capital. We believe that the net proceeds of the public offering, together with cash on hand, the proceeds of our bank, lease and vendor financing arrangements and the amounts we expect to be available under our credit and vendor facilities will be sufficient to fund our capital requirements for at least the next 18 months. During this period we will seek to raise additional capital through the issuance of debt and possibly equity securities, the timing of which will depend on market conditions, and which could occur in the near future. We may also seek to raise additional capital through further equity offerings, vendor financing, equipment lease financing and bank loans.

	We cannot assure you that additional financing will be available on terms acceptable to us when we need it. The agreements governing our existing indebtedness limit our ability to obtain debt financing. If we are unable to obtain financing when we need it, we may postpone or abandon our development and expansion plans. That could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

Year 2000 Compliance

Our State of Readiness

	We have evaluated the effect of the year 2000 problem on our information systems. We are implementing plans to permit our systems and applications to effectively process information in order to support ongoing operations in the year 2000 and beyond. We believe our information technology systems and non- information systems will be year 2000 compliant by the end of 1999.

	In connection with the deployment of our new network, we have designed a new database architecture for our computer systems which we expect will be year 2000 compliant. We expect installation of the network and related network control software to be completed in the summer of 1999. We expect installation of our new information systems related to our new network to be completed in the third or fourth quarter of 1999. We began testing our network, and these new systems when we first began installation, and we expect testing to continue. We are also upgrading our current information systems to be year 2000 compliant in case we have not completed installing our new systems by the end of 1999. Approximately 60% of our existing information systems are now year 2000 compliant. We expect to complete this upgrade in the third or fourth quarter of 1999. While we expect that all significant information systems will be year 2000 compliant in the third or fourth quarter of 1999, we cannot assure you that all year 2000 problems in the new system will be identified or that the necessary corrective actions will be completed in a timely manner. We expect our non- information systems to be year 2000 compliant in the third or fourth quarter of 1999.

	We have requested certification from our significant vendors and suppliers demonstrating their year 2000 compliance. Approximately 95% of vendors and suppliers have delivered these certifications. We will continue to seek additional certifications. However, we cannot assure you that we will receive any additional certifications. Generally these certifications state that our vendors and suppliers are year 2000 compliant but do not require any affirmative action if these certifications are inaccurate. We intend to continue to identify critical vendors and suppliers and communicate with them about their plans and progress in addressing year

2000 problems. We cannot assure you that the systems of these vendors and suppliers will be timely converted. We also cannot assure you that any failure of their systems to be year 2000 compliant will not adversely affect our operations.

Our Costs of Year 2000 Remediation

	We have incurred approximately $450,000 in costs to date related specifically to year 2000 issues and expect to incur an additional approximately $450,000 through the end of 1999. However, we cannot assure you that the costs associated with year 2000 problems will not be greater than we anticipate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 1999. We compared the market values resulting from these computations with the market values of these financial instruments June 30, 1999. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 1999 a 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our fixed rate debt obligations by approximately $2.5 million. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our outstanding fixed rate debt obligations by approximately $2.7 million. With respect to our variable rate debt obligations a 10% increase in interest rates would result in increased interest expense and cash expenditures for interest of approximately $107,000 in Q1 fiscal 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $107,000 in Q1 fiscal 2000.

Part II

Item 2.  Changes in Securities

(c) During the quarter ended June 30, 1999, we issued a total of 29,552 shares of common stock for an aggregate consideration of $93,911 pursuant to the exercise of stock options by 11 individuals. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to our transfer agent. All recipients had adequate access to information regarding us.


Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

27     Financial Data Schedule
99.1   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended June 30, 1999:

	Date		Items Reported
    -------           ---------------------------------------------------
1.	April 22, 1999		Announcement of changes in corporate officers.

2.	April 27, 1999		Announcement that our Integrated
			Communications Network has become operational.

3.	May 5, 1999		Announcement of fourth quarter access line
		equivalents

4.	May 14, 1999		Announcement of our intention to
			enter the Internet Services Providers market.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS CORP.


Date: August 12, 1999              /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: August 12, 1999              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer